Form 10QSB
period 2000-03-31
PINNACLE BUSINESS MANAGEMENT INC /NV/
filed 2000-05-15
CIK 1093989

UNITED  STATES
          SECURITIES  AND  EXCHANGE  COMMISSION
               Washington,  D.C.  20549

                     Form  10-QSB

    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

                          0-27171
                 (Commission  file  number)

             PINNACLE  BUSINESS  MANAGEMENT,  INC.
       (Name  of  Small  Business  Issuer  in  its  charter)

       Nevada                                      91-1871963
(State or other jurisdiction of                   (I.R.S.
Incorporation  or  Organization                    Employer
                                                   Identification
                                                   Number)

        2963  Gulf  to  Bay  Boulevard,  Suite  265
                Clearwater,  FL  33759
(Address  of  principal  executive  offices  and  zip  code)

Registrant's  telephone  number,  including  area  code:

                   (813)  669-7781

Securities  registered  under  Section  12(b)  of  the  Act:
                         None
                   (Title  or  class)

Securities  registered  under  Section  12(g)  of  the  Act:
                         None
                   (Title  or  class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of March 31, 2000, the Registrant has outstanding 157,262,589 shares of common stock.

Transitional  Small  Business  Disclosure  Format.      Yes  [  ]  No[X]

TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION

      ITEM  I.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

      ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
          PLAN  OF  OPERATION

PART  II.  OTHER  INFORMATION

      ITEM  1.  LEGAL  PROCEEDINGS

      ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

      ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

      ITEM  5.  OTHER  INFORMATION

      ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                               AND  SUBSIDIARIES

                             FINANCIAL  STATEMENTS

                            MARCH  31,  2000  AND  1999

                         INDEX  TO  FINANCIAL  STATEMENTS


CONSOLIDATED  FINANCIAL  STATEMENTS:

  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                1

  BALANCE  SHEETS  AS  OF  MARCH  31,  2000  AND  1999                 2-3

  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED
  MARCH  31,  2000  AND  1999                                            4

  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT  FOR  THE  THREE  MONTHS
  ENDED  MARCH  31,  2000  AND  1999                                     5

  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS  ENDED
  MARCH  31,  2000  AND  1999                                            6

  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                      7-16



               REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
               --------------------------------------------------

Pinnacle  Business  Management,  Inc.
Clearwater,  Florida

We have reviewed the accompanying consolidated balance sheets of Pinnacle Business Management, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pinnacle Business Management, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 11, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

/S/  BAGELL,  JOSEPHS,  LEVINE,  FIRESTONE  &  CO.,  L.L.C.
-----------------------------------------------------------
     BAGELL,  JOSEPHS,  LEVINE,  FIRESTONE  &  CO.,  L.L.C
     Certified  Public  Accountants

May  10,  2000

      PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS

                         ASSETS
                         ------
                                                   MARCH  31,
                                             ------------------------
                                                2000         1999
                                             -----------  -----------
CURRENT  ASSETS
----------------
   Cash  and  cash  equivalents              $   56,944   $   67,776
   Customer  loans  receivable,  net            277,477      546,109
   Loans  Receivable  -  Other                  423,000          -
   Prepaid  Expenses                             41,250          -
                                             -----------  -----------
          Total  Current  Assets                798,671      613,885
          ---------------------------------  -----------  -----------
PROPERTY  AND  EQUIPMENT                        166,005      152,568
   Less  accumulated  depreciation              (74,654)     (48,467)
          ---------------------------------  -----------  -----------
          Total net property and equipment       91,351      104,101
OTHER  ASSETS
--------------
   Unamortized  goodwill                         236,498      243,333
   Deferred  tax  asset                          505,560      505,560
   Security  deposits                             13,658        7,424
   Officer  loan  receivable                         -         35,426

           Total  Other  Assets               -----------  -----------
                                                 755,716      791,743
                                              -----------  -----------

TOTAL  ASSETS                                 $1,645,738   $1,509,729
-------------------------------------------   ===========  ===========

          See  Accompanying  Notes  and  Accountants'  Report

        PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                    CONSOLIDATED  BALANCE  SHEETS


              LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
              ----------------------------------------

                                                       MARCH  31,
                                                ------------------------
                                                    2000         1999
                                                -----------  -----------
CURRENT  LIABILITIES
------------------------------------------
   Accounts  payable  and  accrued  expenses   $  430,429   $   152,377
   Current  portion  of  long-term  debt        1,390,928     1,204,526
                                               -----------  ------------
  TOTAL  CURRENT  LIABILITIES                   1,821,357     1,356,903
---------------------------------------------  -----------  ------------
LONG-TERM  LINE  OF  CREDIT                     1,068,000       150,000
NOTES  PAYABLE  -  OFFICERS'                      300,360         -
LONG-TERM  DEBT,  LESS  CURRENT  PORTION          547,287       700,000
                                               -----------  ------------
  TOTAL  LONG-TERM  LIABILITIES                 1,915,647       850,000
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES                              3,737,004     2,206,903
---------------------------------------------  -----------  ------------
COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
STOCKHOLDERS'  DEFICIT
------------------------------------------
   Preferred  stock                           $       -      $      -
   Common  stock                                  157,262        74,429
   Additional  paid-in  capital                 1,317,515       541,965
   Deficit                                     (3,566,043)   (1,313,568)
                                             -------------  ------------
  TOTAL  STOCKHOLDERS'  DEFICIT                (2,091,266)     (697,174)
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'
DEFICIT                                      $  1,654,738   $  1,509,729
-------------------------------------------  =============  ============

           See  Accompanying  Notes  and  Accountants'  Report

             PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
             FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

                                                               MARCH  31,
                                                       -------------------------
                                                            2000         1999
                                                       ------------  -----------
OPERATING  REVENUE
-----------------------------------------------------
   Revenue                                             $    62,681   $   110,931
                                                       ------------  -----------
OPERATING  EXPENSES
-----------------------------------------------------
   Salaries,  employee  leasing and related                154,994        99,794
   Advertising                                               7,386         8,070
   Commissions                                              13,000        16,906
   Office  and  general                                     10,776        13,433
   Professional  fees                                       73,359        17,849
   Repairs  and  maintenance                                 1,243         2,914
   Rent                                                     38,482        44,314
   Repossession  costs                                       8,734        10,344
   Telephone  and  utilities                                27,696        33,043
   Travel                                                   32,400        26,623
   Other  operating                                         35,392        22,941
                                                       ------------  -----------
  TOTAL  OPERATING  EXPENSES                               403,462       296,231
-----------------------------------------------------  ------------  -----------
OPERATING  (LOSS)                                         (340,781)    (185,300)
-----------------------------------------------------  ------------  -----------
OTHER  EXPENSES
-----------------------------------------------------
   Interest  expense                                      ( 70,950)    ( 77,032)
   Depreciation  and  Amorizitation expense                ( 7,000)     ( 7,005)
   Bad  debt                                                    -             -
                                                       ------------  -----------
  TOTAL  OTHER  EXPENSES                                  (  77,950)    (84,037)
-----------------------------------------------------  ------------  -----------
NET  LOSS
BEFORE  FEDERAL  INCOME TAX BENEFIT                     (  418,731)    (269,337)
-----------------------------------------------------  ------------  -----------
PROVISION  FOR  INCOME  TAX  BENEFIT                          -            -
                                                       ------------  -----------
NET  LOSS  APPLICABLE  TO COMMON SHARES                $(  418,731)  $ (269,337)
                                                       ------------  -----------
NET  LOSS  PER  COMMON SHARES                          $    (0.005)  $   (0.008)
                                                       ------------  -----------
WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
OUTSTANDING                                             86,952,686    32,970,767
-----------------------------------------------------  ------------  -----------

               See  Accompanying  Notes  and  Accountants'  Report

            PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
             CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
              FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

                      COMMON  STOCK      ADDITIONAL                  TOTAL
                     $.001  PAR  VALUE    PAID-IN                STOCKHOLDERS'
                  --------------------    CAPITAL     DEFICIT      DEFICIT
                    SHARES     AMOUNT
                  ----------  --------  ----------  ------------  ------------
1999
----
Balance
January  1,  1999  16,494,206  $ 16,494  $  541,965  $  (986,246)  $  (427,837)

Issuance  of
Common  Stock      56,935,408    57,935         -        (57,935)         -

      Net  Loss        -            -           -       (269,337)     (269,337)
                  ----------  --------  ----------  ------------  ------------
Balance
March  31,
1999               74,429,610    74,429    $541,965  $(1,313,568)    $(697,174)

2000
----

Balance
January  1,
2000               86,952,686  $  86,952  $1,317,515  $(3,077,002) $(1,672,535)

Issuance  of
Common  Stock      70,309,903    70,310        -         (70,310)         -

      Net  Loss         -          -           -        (418,731)     (418,731)
                  ===========  ========  ==========  ============  ============
Balance
March  31,
2000             157,262,589  $157,262  $1,317,515  $(3,566,043)  $(2,091,266)
                  ==========  ========  ==========  ============  ============


               See  Accompanying  Notes  and  Accountants'  Report

               PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
               FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999


                                                          2000         1999
                                                      ------------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
----------------------------------------------------
   Net  Loss                                          $  (418,731)  $  (269,337)
                                                      ------------  -----------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED  IN  OPERATING  ACTIVITIES:
----------------------------------------------------
        Depreciation  and  Amortization                       7,000        7,005
        Provision  for  doubtful accounts                       -         24,774
        Deferred  Income  Tax  Benefit                          -            -

CHANGES  IN  ASSETS  AND  LIABILITIES:
        Decrease  in  customer  loans
             receivable  -  net                              (2,503)     172,994
        (Increase)  in  loans  other  and
             prepaid  expenses                                2,750        -
        (Increase)in  deposits and other                     (1,263)       (433)
        Increase  in  accounts
             payable  and  accrued expenses                 111,665       72,594
                                                       ------------  -----------

  TOTAL  ADJUSTMENTS                                        117,649      276,934
---------------------------------------------------    ------------  -----------

  NET  CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES    (301,082)       7,597
---------------------------------------------------   -------------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
---------------------------------------------------
   Capital  expenditures                                     (9,174)     (7,729)
                                                      -------------  -----------

  NET  CASH (USED IN) INVESTING ACTIVITIES                   (9,174)     (7,729)
---------------------------------------------------   --------------  ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
---------------------------------------------------
   Proceeds  from  issuance  of  long-term  debt  and
          Line  of  credit                                  335,000      150,000
   Proceeds  from  issuance  of  common  stock  and
          paid  in  capital                                    -             -
   Principle  payments on long-term debt                    (10,825)    (39,750)
   Increase  (decrease) in officer's loans - net             33,299     (45,326)
                                                      --------------  ----------
  NET  CASH  PROVIDED BY  FINANCING ACTIVITIES              357,474       64,924
---------------------------------------------------   --------------  ----------
NET  INCREASE  IN  CASH  AND  CASH
    EQUIVALENTS                                              47,218      64,792
---------------------------------------------------   --------------  ----------
CASH  AND  CASH EQUIVALENTS-BEGINNING OF PERIOD               9,726        2,984
---------------------------------------------------   --------------  ----------
CASH  AND  CASH EQUIVALENTS-END OF PERIOD                    56,944       67,776
---------------------------------------------------   --------------  ----------
SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION
    CASH  PAID  DURING  THE  YEAR  FOR:
            Interest  Expense                          $      3,700      $26,000
                                                      --------------  ----------

               See  Accompanying  Notes  and  Accountants'  Report

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999

NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION
          ------------------------------------------

     The consolidated reviewed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's most recent current report on Form 8-K, filed March 6, 2000, for the year ended December 31, 1999.

     Pinnacle Business Management, Inc. is an integrated consumer finance and E-commerce technology developer. The company operates title loan and paycheck advance locations. Fast Title Loans, Inc.(FTL) is a wholly owned subsidiary of Pinnacle Business Management, Inc. Fast Title Loans, Inc. is a consumer loan company that operates title loan offices in central Florida. The title loan is an immediate short term cash loan, using the free and clear title of a person's car or truck as collateral. The loan allows the customer to retain possession and use of their motor vehicle. Fast Paycheck Advance, Inc. is a wholly owned subsidiary of Pinnacle Business Management, Inc. that provides short-term paycheck advances to consumers. The accompanying financial statements reflect the consolidated operations of the above.

     On May 9, 1997, Pinnacle Business Management, Inc. (The "Company") was incorporated as a wholly owned subsidiary of 300365 BC, Ltd., D/B/A Peaker Resource Company, a company which was incorporated in British Columbia, Canada on November 13, 1985. 300365 BC, Ltd. had been inactive for years due to the lack of working capital. On May 15, 1997, the stockholders of 300365 BC, Ltd. exchanged all of the company's outstanding stock of 300365 BC, Ltd. for the stock of Pinnacle Business Management, Inc. This exchange was made on a share for share basis. There were no tangible assets of 300365 BC, Ltd. The excess of par value of the common stock issued over the assets acquired upon the acquisition of the parent was $1,933. After the exchange of stock, the parent became the wholly owned subsidiary and it was liquidated and the $1,933 was written off as an extraordinary loss upon the dissolution of 300365 BC, Ltd.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999


NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION  -  (continued)
______________________________________________________________

     On October 27, 1997, JTBH Corporation, a wholly owned subsidiary of the "Company", with no assets, merged with Fast Title Loans, Inc. (FTL) a Florida corporation. On that date Fast Title Loans, Inc. became the wholly owned subsidiary of Pinnacle Business Management, Inc. The shares of (FTL) were converted into common stock $.001 per share, of Pinnacle Business Management, Inc.

     The merger of (FTL) the private company into the public shell company Pinnacle Business Management, Inc. on October 27, 1997 gave rise to the private company having effective operating control of the combined company after the transaction. This was a reverse merger and the costs associated with were treated as a recapitilization. In 1998, the company incorporated Fast Paycheck Advance, Inc. as a wholly owned subsidiary. Also in 1998, the Company incorporated Summit Property, Inc. This subsidiary has remained inactive, however.

     On March 3, 2000, the Company acquired 96.8% of the issued and outstanding common stock of MAS Acquisition XIX Corp., an inactive registrant, reporting company. Pinnacle became the parent corporation of MAS
     Acquisition XIX Corp. when it exchanged 1,500,000 shares of its common stock for 8,250,000 shares of MAS Acquisition XIX Corp.


NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION:
     ----------------------------

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE  OF  ESTIMATES:
     -------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                            MARCH  31,  2000  AND  1999


     PROPERTY  AND  EQUIPMENT:
     -------------------------

     Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                               YEARS
                                               -----
     Improvements                              10-40
     Furniture  and  Equipment                 5-7

     Leasehold Improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

     REVENUE  RECOGNITION:
     ---------------------

     Substantially most of the revenues are derived from interest charged on consumer financing, title loans and advance paychecks.

     INCOME  TAXES:
     --------------

     The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     NATURE  OF  BUSINESS  AND  CREDIT  RISK:
     ----------------------------------------

     The company operates in mainly one business segment and primarily earns interest income on consumer title loans and advanced paychecks. Financial instruments which potentially subject the company to concentrations of credit risk are primarily customer loans receivable.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
     ----------------------------------------

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, customer loan receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                             MARCH  31,  2000  AND  1999

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
         ------------------------------------------------------

     EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK:
     ------------------------------------------------
     Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.

     STATEMENTS  OF  CASH  FLOWS:
     ----------------------------
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     ADVERTISING  AND  PROMOTIONAL  COSTS
     ------------------------------------
     Costs of advertising and promotional costs are expensed as incurred. Advertising costs were $7,386 and $8,070 in 2000 and 1999, respectively.

     GOODWILL
     --------
     Goodwill is amortized over 40 years. Amortization charged to expense was $1,612 and $1,612 in 2000 and 1999 respectively.

NOTE  3  -  CUSTOMER  LOANS  RECEIVABLE  -  NET
          -----------------------------------

     Customer  loans  receivable,  net  consists  of  the  following:

                                                                March  31,
                                                              ------------
                                                            2000        1999
                                                         ---------   ----------
Customer  loans  receivable                             $  705,384   $ 631,717
Less:  Allowance for doubtful accounts                    (427,907)    (85,608)
                                                         ----------  ----------

     Customer  loans  receivable  - Net                     277,477  $ 546,109
                                                         ==========  ==========


     Customer loans receivable include accrued interest amounts. However, the Company, due to an unfavorable legislative climate regarding the title loan industry, reserved in aggregate $427,907 in bad debt allowance to account for the write down of accrued interest and loans that are doubtful.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                             MARCH  31,  2000  AND  1999

NOTE  4-  LOANS  RECEIVABLE  -  OTHER
          ---------------------------
     Loan receivable dated December 29, 1997 to a company for $25,000 together with interest thereon at the rate of 18% per annum. The principal balance and accrued interest is due and payable on the earlier of a private placement being completed in whole or part including but not limited to any escrow disbursements of any funds to the maker, or March 27, 2000. There were no payments received in 2000 or 1999. The company has made an allowance for doubtful receivable for the entire loan. The company has not accrued any interest on this loan for 2000 or 1999.

     Demand loan receivable a company for $423,000. This loan is non-interest bearing. The company is performing outside consulting for a start up company. It is anticipated that this loan receivable will be converted into equity during the calendar year 2000.

NOTE  5-  PROPERTY  AND  EQUIPMENT,  NET
          ------------------------------

        Property  and  equipment,  net  consists  of  the  following:

                                            2000        1999
                                         ----------  ----------

Furniture  and  Equipment                $ 131,088   $  117,651
Improvements                                34,917       34,917
                                         ----------  ----------
                                           166,005      152,568

Less:  Accumulated  depreciation           (75,654)    ( 48,467)
                                         ----------  -----------

Property  and  Equipment,  Net           $  91,351   $  104,101
                                         ==========  ==========


NOTE  6-  LINE  OF  CREDIT
          ----------------

     In March 1999, the company obtained a line of credit with a capital company to receive up to $1,500,000 of advances. The interest is payable at 17% per annum. Principal and interest on advances are due March 1, 2001, with the company having an option to extend the note an additional one year. At March 31, 2000 and 1999, the company had $1,068,000 and $150,000 outstanding on the line, respectively. The line of credit is collateralized by 7,500,000 shares of the common stock of the company.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                             MARCH  31,  2000  and  1999


NOTE  7  -  LONG-TERM  DEBT
            ---------------

        Long-term  debt  consists  of  the  following:

                                                          2000         1999
                                                      ------------  ------------
Note  payable  lending  institution  with  monthly
interest  payable  at  14%  per  annum  expiring
February  28,  2000  (see  Note  9).                     $  538,276    $ 538,276

Note  payable  investor  with  monthly  interest
payable  at  4.5%  per  month.  This  note
expires  May  14,  1999.                                    100,000      100,000

Note  payable  investor  with  monthly  interest
payable  at  rates  varying  between  16-36%  per
annum,  expiring  March  1,  2000.                          514,055      566,250

Renegotiated  note  payable  investors  with
monthly  interest  payable  at  rates  varying
between  1.5%-6%  per  month.  This  loan
expires  in  December,  2000.                               238,597      450,000

Note  payable  investor  with  monthly  interest
payable  at  4%,  expiring  May  17,  1999.                   -0-        150,000

Notes  payable  investor  with  interest  payable
at  18%  per  annum,  expiring  February  and
March,  1999.                                                 -0-        100,000

Note  payable  investor  with  interest  only
payable  at  12%  per  annum.  This  note  has  a
balloon  and  expires  December  31,  2002.                 547,287          -0-
                                                      -------------  -----------
                                                       $  1,938,215   $1,904,526

Less:  Current  Portion                                ( 1,390,928)  (1,204,526)
                                                      ------------  ------------

Net  Long-Term  Debt                                   $   547,287   $   700,000
                                                      ============  ============

            The non-current portion of long-term debt matures as follows:

               March  31,
              ___________

                 2000       $1,390,928
                 2001            -0-
                 2002          547,287
                            ----------
                            $1,938,215
                            ==========

     The company is negotiating with certain investors to convert long-term debt to common stock at various negotiated prices predicated on market value. Long-term debt is substantially collateralized with motor vehicle titles and the personal guarantees of the officers and the assets of the company.

                      PINNACLE  BUSINESS  MANAGEMENT,  INC.
                             AND  SUBSIDIARIES
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                          MARCH  31,  2000  AND  1999


NOTE  8-  STOCKHOLDERS'  DEFICIT
          ----------------------

     The authorized preferred stock of the company in 2000 and 1999 consists of 100,000,000 and 10,000,000, respectively, with par value of $.001 with rights and privileges set by the board of directors. As of March 31, 2000 and 1999 there were no shares outstanding.

     As of March  31,  2000 and  March  31,  1999  there  were  200,000,000  and
     100,000,000   shares  of  common  stock   authorized  and  157,262,589  and
     74,429,610 shares of common stock issued and outstanding.

     At March 31, 2000, the company had up to 35,322,578 shares (options) outstanding with a consulting company. Shares may be exercisable at $.25 per share or 30% of the closing bid price, whichever is less. This was for compensation in arranging the Mail Boxes Etc. account.

     Additionally there are 5 year warrants outstanding for investment banking services rendered to purchase 5,580,000 shares of common stock at $.125 per share. The warrants become due August 18, 2004.

NOTE  9-  COMMITMENTS  AND  CONTINGENCIES
        -----------------------------

     (A)  LEASES:
          -------

     The company operates its facilities under certain operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:

                              2000         $60,372
                              2001          25,101
                                           -------
                                           $85,473
                                           =======
     Rent and related expenses under operating leases amounted to $38,482 and $44,314 for the years ended March 31, 2000 and 1999 respectively. The company is operating various locations on a month to month basis.

                          PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                   AND  SUBSIDIARIES
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                               MARCH  31,  2000  AND  1999

     (B)  LITIGATION:
          -----------

     The company is a defendant involving a claim made in bankruptcy by First American Reliance, Inc. (FAR) against the company for $800,000, including 9% interest, for amounts loaned and advanced by FAR to the company which were not repaid. The company has asserted a defense and set off alleging that moneys due to Pinnacle from stock subscriptions in 1998 delivered to FAR were not turned over to the company. It is further alleged that the claims of the company exceed the sum that FAR claims it is owed by the company. The company has not accrued any interest on this note for 1999 and 1998 because of the offsets of moneys due the company alleged in the litigation. The lawyers have stated that documentation to fully evaluate the claims is not presently available. However, the company is contesting the case vigorously. The company has accrued a liability for $538,276 in 2000 and 1999, respectively.

     Secondly, Tyler Jay & Company, L.L.C. commenced an action against the company asserting a claim for fees and commissions arising from loans made by FAR described in the previous paragraph. This also includes sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to complete the private placement noted above. The sums demanded exceed $500,000 in the aggregate. Management is vigorously contesting the claim. The company has asserted claims and defenses that are still in the process of being evaluated by the attorneys. It is not possible to determine whether there will be a loss; or, if there is a loss, the extent of the loss.


NOTE 10 - RELATED PARTY TRANSACTIONS ----------------------------

     February 28, 2000, the Company, Jeff Turino, and Bruce Hall entered into an Agreement and release concerning claims arising from operation of those Officers' employment agreements with the Company between 1997 and 2000. Turino and Hall released the Company from certain performance obligations, including the waiver of back compensation and bonus amounts. In exchange, each received 27,500,000 shares of restricted common stock of the Company. Turino and Hall agreed to perform the remainder of the employment agreement in accordance with its terms. The Company released any claims arising from the officers' performance of the agreements prior to January 1, 2000.

     The officers as of March 31, 2000, had a note payable due them from the Company of $300,360. As of March 31, 1999 the officers owed $35,426 to the Company, this was subsequently repaid.

                        PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                 AND  SUBSIDIARIES
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                             MARCH  31,  2000  AND  1999

NOTE  11  -  GOING  CONCERN
          _____________

As shown in the accompanying financial statements, the company incurred net losses for the three months ended March 31, 2000 and 1999.
Additionally, the company has a $100,000 note payable with an investor that expired May 14, 1999.

The investor has not called this loan and it is shown as a current liability. Moreover, the company has debt that will be coming due between March 1, 2000 and December 31, 2000 without adequate capital available to repay the debt. The company is negotiating with the investors to either extend these obligations or convert the debt to equity. However, if these loans are called, the company's financial condition will be further negatively impacted. Finally, the company is defending various lawsuit claims that, if the outcome is unfavorable, would negatively impact the company. These factors raise substantial doubt about the company's ability to continue as a going concern.

Additionally, the company, due to an unfavorable legislative climate, plans to discontinue its title loan business by June 30, 2000; and concentrate on its payday advance business. There is no guarantee whether the company will be able to generate enough revenue and or raise capital to support those operations.

Management is working with the certain investors to rework the debt that is coming due. Additionally, management is vigorously contesting the lawsuits that have been filed against the company. The company feels that they have certain offsets against the claims in litigation and does not expect to pay more than what is reflected on the balance sheet at this time (see note 9). However, there can be no assurance that the company will be successful in its efforts to not have the payment of debt accelerated. If the company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be necessary to preserve asset value. The financial statements do not
include  any  adjustments,   other  than  the  current  classification  of
long-term debt in default, that might result from the outcome of those uncertainties.

                          PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                 AND  SUBSIDIARIES
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                              MARCH  31,  2000  AND  1999


NOTE  12-  INCOME  TAX  BENEFIT
           --------------------
There  was  no  income  tax  benefit  recognized  at  March  31,  2000  or 1999.

      The net deferred tax assets in the accompanying balance sheets include the following components:

                                       2000          1999
                                     --------      ---------
      Deferred  tax  assets          $505,560       $505,560
      Deferred  tax
        valuation  allowance            -0-            -0-
                                    ---------      ---------

             Net  deferred
             tax  assets             $505,560       $505,560
                                    =========      =========


NOTE  13-  SUBSEQUENT  EVENTS
           ------------------
Due to certain local legislative climate, the company is making efforts in 2000 to discontinue operating in the title loan business. With the implementation of payday advance debit card programs, a three year contract with Mailboxes, Etc., and a possible banking alliance, the company is anticipating on expanding its payday advances on a national level.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the three months ended March 31, 1999, and the three months ended March 31, 2000. This discussion should be read in conjunction with the company's audited financial statements for 1999 and 1998 which are set forth in the company's amended Form 8-K dated March 6, 2000. The Form 8-K is incorporated into this report by reference.

PAST  AND  FUTURE  FINANCIAL  CONDITION

      Pinnacle is a company in transition. As discussed in the company's previously filed Form 8-K, filed March 6, 2000, Pinnacle shifted its business operations dramatically in 1999. Before 1999, Pinnacle's major revenue producing subsidiary was Fast Title Loans, Inc., ("Fast Title"), which offered consumer lending services. Due to a hostile regulatory environment, Pinnacle discontinued its efforts to expand Fast Title. Pinnacle's focus shifted to another subsidiary, Fast PayCheck Advance of Florida, Inc., ("Fast PayCheck"). Fast PayCheck offers payday deferred deposits to individuals.

      This transition period has caused a slight decrease in total assets, and unfortunately, a sharp increase in total liabilities. The increase in total liabilities is due to an increase in long-term debt. It was necessary for the company to incur the long-term debt in order to effectuate the transition of business focus.

     The company's operating revenues are significantly less than the total operating expenses. For the three months ending March 31, 2000, the company had operating revenues of $62,681 compared to operating expenses of $403,462 for the same period.

      However, Management expects revenues to increase through the expansion of Fast PayCheck. Pursuant to a contract with Mailboxes Etc., U.S.A., Inc., ("MBE"), Fast PayCheck offers services through participating MBE retail outlets. Any increase will be affected by the length of time it takes to complete the licensure process in each state, and the agreement of each of the franchisees to start servicing Fast PayCheck customers. The number of customers who participate at each location will also affect any increase.

      Furthermore, to meet the expenses of the company over the next twelve months, Management is pursuing a reduction of company debt. The company is negotiating with investors to either extend the existing obligations or convert the debt to equity. Further, Management is seeking an alliance partner or banking institution that could offer long-term debt to carry the expense of the company until revenues are increased.

RESULTS  OF  OPERATIONS

     TOTAL ASSETS. Total assets increased $136,009, or 9%, for the three month period ended March 31, 2000, compared to the corresponding prior year period. Total assets of the company are $1,645,738 for the three months ended March 31, 2000, compared to $1,509,729 for the three months ended March 31, 1999.

      TOTAL LIABILITIES. Total liabilities increased $1,530,101, or 69%, for the three months ended March 31, 2000, compared to the corresponding prior year period. Total liabilities of the company are $3,737,004 for the three months ended March 31, 2000, compared to $2,206,903 for the three months ended March 31, 1999. This is due to the increase of long-term debt necessary to effectuate the transition of business focus from Fast Title to Fast PayCheck. Also, operating expenses continue to increase over the same time period.

      REVENUES. Operating revenues decreased $48,250, or 43%, for the three month period ended March 31, 2000, compared to the corresponding prior year period. Operating revenues are $62,681 for the three months ended March 31, 2000, compared to $110,931 for the three months ended March 31, 1999. However, Management expects revenues to sharply increase as additional Mailboxes ETC. retail centers begin offering Fast PayCheck services.

     OPERATING EXPENSES. Operating expenses increased $107,231, or 36%, for the three month period ended March 31, 2000, compared to the corresponding prior year period. Operating expenses for the company are approximately $403,462 for the three months ended March 31, 2000 and $296,231 for the three months ended March 31, 1999. The amount of expenses is reasonable considering the expansion and litigation expenses the company has borne. As a result, Management believes that the financial condition of the company will improve substantially by 2002.

      In addition, the company has a $100,000 note payable with an investor that expired May 14, 1999. This note is the subject of the lawsuit with Tyler Jay & Company, L.L.C.

     Also, the company has a $538,276 note payable with investors that expired February 28, 2000. There is a $514,055 note payable with investors that expired on March 1, 2000. The investors have not yet called the aforementioned loans. There are no agreements as of yet to the terms of possible reinstatements on the aforementioned loans. Moreover, the company has approximately $785,000 in debt that will mature between December 2000 and December 31, 2002. At this time, it is unlikely that the company will have adequate capital available to repay the debt. If the loans are called, the company's financial condition will be further negatively impacted. The company is also defending various lawsuit claims, which, if lost, would negatively impact the company. Even if the outcome is positive, the cost to the company in legal fees and employees' time is substantial.

      NET LOSS. The company's net loss increased $149,394, or 55%, for the three month period ended March 31, 2000, compared to the corresponding prior year period. The net loss is $418,731 for the three months ended March 31, 2000, compared to $269,337 for the three months ended March 31, 1999. The increase in net loss is attributable to the increased operating expenses and total liabilities and decreased operating revenues.

      CAPTIAL EXPENDITURES. The company is engaged in consumer finance and electronic technology development. As a result, capital expenditures are not substantial. The facilities are leased. Property and equipment net costs are $166,005 for the three months ended March 31, 2000 and $152,568 for the three months ended March 31, 1999. Substantially all of the value of the company is not in physical assets but in the ongoing operations of the company. Should the company be liquidated, there are few assets to distribute to creditors or shareholders.

     Non-cancelable lease commitments run until 2002. The total amount due under the lease terms for 2000 is $60,372. Rent and related expenses under operating leases amount to $38,482 for the three months ended March 31, 2000, and $44,314 for the three months ended March 31, 1999. The company is operating various locations on a month to month basis.

LIQUIDITY

     Maintaining sufficient liquidity is a material challenge to Management at the present time. The company has customer loans receivable of $277,477 for the three months ended March 31, 2000 and $546,109 for the three months ended March 31, 1999.

      Further, the company owns a note receivable dated December 29, 1997 for $25,000 with 18% per annum interest. The principal balance and accrued interest is due and payable on the earlier of 1) a private placement being completed in whole or part including but not limited to, any escrow disbursements of any funds to the maker, or 2) March 27, 2000. There are no payments received as of March 31, 2000. The company has made an allowance for doubtful receivable for the entire loan.

      The company also owns a demand loan receivable for $423,000. This loan is non-interest bearing. The company is performing consulting services to the borrower in exchange for the demand loan. It is anticipated that this loan receivable will be converted into equity during the calendar year 2000.

    In August 1999, the Company secured a national contract with Comdata. This contract allows the distribution of the Fast PayCheck debit card at the point of sale locations. As a result, the Company is in negotiation with its competitors to allow them to use the debit card system. This may generate revenue on a broader basis and increase Company value.


PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

Tyler  Jay  &  Company,  L.L.C.  and  First  American  Reliance,  Inc.
----------------------------------------------------------------------

The first proceeding regarding Tyler Jay is an adversary proceeding brought by the trustee in bankruptcy of First American Reliance, Inc.("the Debtor"), on June 29, 1999, in the United States Bankruptcy Court, Western District,
New York, BK Case No. 98-23906, AP No. 99-2186, entitled Douglas J. Lustig, as Trustee v. Pinnacle Business Management, Inc., and Fast Title Loans, Inc. The trustee is seeking to recover purported loans from the Debtor to Fast Title and/or Pinnacle, in a sum of approximately $800,000, including 9% interest, for amounts loaned and advanced by First American Reliance, IncAn answer to the suit has been filed and the parties are currently in the discovery process. The company had asserted a defense and set off alleging moneys due to Pinnacle from stock subscriptions in 1998, which were never turned over to the company. Pinnacle accrued a liability for $538,276 in 1998 and $355,755 in 1997, respectively. Management has agreed to determine the actual amount of the loans against proceeds of a private placement diverted by the Debtor's principal using a separate corporation. Management believes that the setoff for funds diverted during the private placement will equal or exceed the amounts claimed and documented by checks as transferred to Pinnacle and will also create a setoff in respect to at least a portion of the sums advanced to Fast Title. Management is investigating whether the funds advanced by Debtor, in part, included funds diverted by the Debtor, and, therefore, were not loans at all, but a return of Pinnacle's property. The company is currently in the process of settlement negotiations in this case.

     In the second proceeding, Pinnacle and Fast Title Loans are defendants in a pending civil action instituted in 1999, in Erie County, New York, entitled Tyler Jay & Company, L.L.C. v. Fast Title Loans, Inc. and Pinnacle Business Management, Inc., Index No. I-1999/5697. Plaintiff asserts a claim for fees and commissions arising from loans made by the Debtor in the previously described adversary proceeding and sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to conduct the private placement noted above. Tyler Jay claims that it is owed certain moneys and stock options, which damages are allegedly in excess of $500,000. Fast Title and Pinnacle have filed a motion to dismiss the case alleging that the New York courts do not have jurisdiction over them in this matter. They have also asserted that Tyler Jay is not entitled to recovery since the agreed-upon services were not provided. Moreover, Fast Title and Pinnacle have filed a counterclaim seeking $34,000, the sum paid to Tyler Jay, on the basis that Tyler Jay's fraudulent representations and breach of fiduciary duty damaged them. Discovery is in process. Management intends to vigorously defend this claim.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Form  S-8

     The company filed a Form S-8 on March 16, 2000. This filing registered 1,525,000 shares of common stock. The selling shareholders in this offering are the consultants that negotiated and completed the company's acquisition of MAS. The consultants received 1,500,000 shares of common stock of the company as compensation for such services, pursuant to a Consulting Agreement dated March 3, 2000. The Form S-8 is incorporated into this report by reference.

Employment  Agreement

     The company entered into an Agreement and Release with Jeff Turino, Chief Executive Officer of the company, and Michael B. Hall, Director and President of the company on February 28, 2000. This Agreement and Release was entered into by the company to release all claims by Turino and Hall pursuant to the company's inability to perform under the Employment Agreements entered into by the company and Turino and Hall. These Employment Agreements required the company to pay certain compensation to Turino and Hall for services rendered. The company failed to pay Turino and Hall the agreed compensation for performed services. As consideration for the forgiveness of the claims, the company issued 27,500,000 shares of company common stock to each Turino and Hall. Pursuant to the Agreement and Release, Turino and Hall will continue employment under the terms of the Employment Agreements until 2002 as if no breach in either of the officer's Employment Agreements occurred. The Agreement and Release is incorporated into this report by reference.

Amendment  to  the  Articles  of  Incorporation

     On February 22, 2000, the company amended its Articles of Incorporation. Prior to this date, the Articles stated that the company was authorized to issue 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. The amendment authorizes the company to issue 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Both the common and preferred stock have a par value of one-tenth of one cent $(.001) per share, just as it did before the Amendment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The company has a $100,000 note payable with an investor that expired May 14, 1999. This note is the subject of the lawsuit with Tyler Jay & Company, L.L.C. The company has a $538,276 note payable with investors that expired February 28, 2000. The company is in the process of renegotiating a new payoff date for this loan. The company was not able to make payment under the obligations of this note. The start-up expenses of Fast Paycheck exceeded the revenues of the company, as indicated by the Company's current financial statements. There is a $514,055 note payable with investors that expired on March 1, 2000. The company satisfied this loan obligation by converting the debt to equity in the second quiarter of 2000.

ITEM  5.  OTHER  INFORMATION.

Acquisition  of  MAS  Acquisition  XIX  Corp.  Consulting  Agreement

     Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated March 3, 2000, between the company and MRC Legal Services Corporation, a California corporation, which is the controlling shareholder of MAS Acquisition XIX Corp., ("MAS"), an Indiana corporation, 1,500,000 shares of common stock of the company were exchanged for 96.8% (8,250,000 shares) of MAS. Through this transaction, the company became the parent corporation of MAS.

     The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of MAS on March 3, 2000. The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the company on March 3, 2000. No approval of the shareholders of the company or MAS is required under applicable state corporate law.

     Prior to the merger, MAS had 8,519,800 shares of common stock outstanding of which 8,250,000 were exchanged for 1,500,000 shares of common stock of the company. By virtue of the exchange, the company acquired 96.8% of the issued and outstanding common stock of MAS. Certain consultants were issued an additional 1,500,000 shares pursuant to a Consulting Agreement.

     The company filed a Form 8-K to disclose the acquisition of MAS. The Form 8-K is dated March 6, 2000. An amendment to the Form 8-K was filed on May 3, 2000, which included audited financial statements for the company. The Form 8-K and the amendment are incorporated into this report by reference.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

Exhibit                                           Exhibit  Number
______________________________________________________________________________


Articles  of  Incorporation                       3.1
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  3.1

Bylaws                                            3.2
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  3.2

Employment  Agreement:
Agreement  and  Release                           10
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  10.5.3

Consent  of  accountants                          23

Financial  Data  Schedule                         27

Form  8-K,  March  6,  2000                       99.1
                                                  Incorporated  by  Reference

Form  8-K/A,  May  3,  2000                       99.2
                                                  Incorporated  by  Reference

Reports  on  8-K

      A Form 8-K was filed on March 6, 2000, to disclose the acquisition of MAS Acquisition XIX Corp. An amendment to the Form 8-K was filed on May 3, 2000, which included audited financial statements for Pinnacle for the years ending 1998 and 1999. A copy of the Form 8-K and the amendment are incorporated by reference to this report.






SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PINNACLE  BUSINESS  MANAGEMENT,  INC.




Date: May 15, 2000               By:  /s/  Jeffrey G. Turino
                                      ------------------------------------------
                                      Jeffrey G. Turino, Chief Executive Officer


                                      /s/   Michael B. Hall
                                      ------------------------------------------
                                      Michael  B.  Hall,  President and Director