Form 10KSB
period 2000-06-30
MAS ACQUISITION XIX CORP
filed 2000-09-29
CIK 1093989

Form 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended:  June  30,  2000


     [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     MAS  Acquisition  XIX  Corp.
     (Name  of  small  business  issuer  in  its  charter)

     Indiana
     (State or other jurisdiction of incorporation or organization)

     35-2082971
     (I.R.S.  Employer  Identification  No.)

     2963 Gulf to Bay Blvd., Suite 265, Clearwater, Florida 33759 (Address of principal executive offices and zip code)

     Issuer's  telephone  number
     (812)  479-7266

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
     None.

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

     Common  stock,  $.001  par  value  per  share

     Check whether the  issuer  (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.

     There  have  been  no  revenues  in  the  most  recent  fiscal  year.


______________________________

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates:

     Pinnacle Business Management Inc. acquired MAS Acquisition XIX Corp. pursuant to a Shell Acquisition and Stock Purchase Agreement and Exchange Agreement on March 3, 2000.

     In the Shell  Acquisition and Stock Purchase  Agreement,  MAS Capital Inc.,
     the seller, agreed to deliver to MRC Legal Services Corporation, the acquiring shareholder, an aggregate of 8,250,000 shares, consisting approximately of the 96.8% of the issued and outstanding shares.

     In the Exchange Agreement between Pinnacle Business Management Inc. and MRC Legal Services Corporation, executed on March 3, 2000, Pinnacle agreed to exchange 1,500,000 shares of its restricted common stock for 8,250,000 shares of the company, representing approximately 96.8% of the issued and outstanding common shares of the company.

     After the closing set forth in the Exchange Agreement, the shareholder caused the company to complete the reverse stock split by paying an aggregate of $1,000 for the remaining 269,900 shares held by minority shareholders. As a result, all the shares held by minority shareholders were cashed out and retired, and Pinnacle became the sole shareholder with 1,000 shares issued and outstanding.

     There are no shares held by non-affiliates.

     There were 1,000 shares of common stock outstanding shares, $.001 par value, as of the end of the company's fiscal year, June 30, 2000.
______________________________

     Transitional  Small  Business  Disclosure  Format:  Yes  ____;  No  X____
______________________________


                         TABLE OF CONTENTS


PART I

ITEM 1.           DESCRIPTION OF BUSINESS             3

ITEM 2.           DESCRIPTION OF PROPERTY             5

ITEM 3.           LEGAL PROCEEDINGS                   5

ITEM 4.           SUBMISSION OF MATTERS
                  TO THE VOTE OF SECURITY HOLDERS     5

PART II.

ITEM 5.           MARKET FOR COMMON EQUITY            5

ITEM 6.           MANAGEMETN DISCUSSIONS              6

ITEM 7.           FINANCIAL STATEMENTS                8

PART III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS       8

ITEM 10.          EXECUTIVE COMPENSATION              8


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT    8

ITEM 12.          CERTAIN RELATIONSHIPS
                  AND RELATED TRANSACTIONS            8

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K    8


PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     MAS Acquisition XIX Corp. was incorporated on January 6, 1997 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The company commenced implementation of the company's business in the fiscal year ending June 30, 2000.

     Since its inception, the company has not sought reorganization under the bankruptcy laws nor has it been in receivership or similar proceedings. The company is in a developmental stage since inception and has no operations. The company is a "shell" company, whose purpose is to locate and consummate a merger or acquisition with a private entity.

     On March 3, 2000, the company entered into Shell Acquisition and Stock Purchase Agreement with MAS Capital Inc., the seller and a shareholder of the company with 8,250,000 of the issued and outstanding common stock and MRC Legal Services Corporation, an acquiring shareholder.

     In the agreement, the seller warranted that all outstanding shares of minority shareholders be delivered to the acquiring shareholder upon the transfer of aggregate $1,000 in immediately available funds for delivery to the remaining shareholders of the company upon completion of the reverse stock split. As a result, all the outstanding shares were retired. MRC Legal Services Corporation then delivered to Pinnacle Business Management, Inc., 100% of the company's outstanding shares. Pinnacle is the current shareholder of the company.

     Business  of  Issuer:
     --------------------

     The company's business purpose is to locate and consummate a merger or acquisition with a private entity. The primary attraction of the company as a merger partner or acquisition vehicle is its status as a reporting public company. The company offers no products or other services to the public.

     The company is an active but insignificant participant in the business of seeking mergers and joint venture with and acquisitions of small private and public entities.

     The company has not conducted market research, nor had results of a similar market research available, that would indicate that market demand exists for the transactions contemplated by the company. The company does not have, and does not plan to establish, a marketing organization. Even in the event a demand is identified for a merger or acquisition contemplated by the company, there is no assurance the company will be successful in completing any such business combination.

     The company also lacks ability to diversify. The company's proposed operations will in all likelihood result in the company engaging in a business combination with a business opportunity. Consequently, the company's activities may be limited to those engaged in by the business opportunity which the company merges with or acquires. The company's inability to diversify its activities into a number of areas may subject the company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the company's operations.

     Business conditions for the company are highly competitive. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be also desirable targets for the company. These entities have a significantly greater financial resources, technical expertise and managerial capabilities than the company. Consequently, the company is at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     The company also competes with numerous other small public companies in seeking merger or acquisition candidates. The company has no arrangement, agreement or understanding with respect to engaging in a merger or joint venture with or acquisition of a private or public entity. There can be no assurance that the company will be successful in identifying and evaluating suitable business opportunities and concluding a business combination. There is no assurance the company will be able to negotiate a business combination on terms favorable to the company.

     The company has not established a specific length of operating history and has not achieved a specific level of earnings, assets, or net worth generally required by a target business opportunity. Accordingly, the company may enter into a business combination with a business entity that has insignificant operating history, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     At present time, the company holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

     Government  Regulation:
     ----------------------

     The company filed Form 10SB12G for registration of securities of small business issuers on October 28, 1999, and has timely filed reports relating to subsequent changes in beneficial stock ownership and current status.

     The company is subject to regulations under the Securities Exchange Act of 1934. Management believes that the company will not be subject to regulations under the Investment Act of 1940, insofar as the company will not be engaged in the business of investing or trading in securities. In the event the company engages in business combinations which result in the company holding passive investment interest in a number of entities, the company could be subject to regulation under the Investment company Act of 1940. In such event, the company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

     The company has obtained no formal determination from the Securities and Exchange Commission as to the status of the company under the Investment company Act of 1940 and, consequently, any violation of such Act would subject the company to material adverse consequences.

     The company is not subject to environmental laws. The company may combine with a business opportunity that may be subject to environmental laws. However, at the present time the company has no intention to do so.

     Research  and  development:
     --------------------------

     Until March 2000, research and development activities, management control, and day to day operations were conducted by Aaron Tsai, President of the company. He was responsible for market research, development activities, negotiations with potential merger or acquisition candidates and day to day operations. On March 3, 2000, Aaron Tsai resigned as President and Director of the company and Michael Bruce Hall filled the vacancy.

     The company has no written employment agreement with Michael Bruce Hall and has no key man life insurance. The loss of the services of Michael Bruce Hall would adversely affect the development of the company's business and its likelihood of continuing operations.

     To date, business expenses are nominal and are paid by Pinnacle Business Management, Inc. The company has no employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     The company currently maintains a mailing address at 2963 Gulf to Bay Boulevard, Suite 265, Clearwater, Florida 33759. The company pays no rent for the use of this mailing address. Management does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described above.

ITEM  3.  LEGAL  PROCEEDINGS.

     The company is not a party to any legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On March 3, 2000, the sole director of the company approved a 1 for 8,250 reverse stock split for all outstanding shares as of that date, in accordance with Section 23-1-38-2(4) of the Indiana Corporation Code. As a result, the issued and outstanding shares of common stock of the company were reduced so that 8,250 shares issued and outstanding prior to the record date of the reverse stock split equaled one share effective on the record date of the reverse stock split. All fractional shares which remained in the reverse stock split were paid $.001927 per share (an aggregate of $1,000 for all of the remaining shareholders of MAS Acquisition XIX Corp.) Subsequent to the reverse stock split, the company now has one remaining shareholder with 1,000 shares outstanding. Immediately subsequent to reverse stock split, the shareholder and sole director, Aaron Tsai, resigned and appointed Michael Bruce Hall as a director and as President, Secretary and Treasurer of the Corporation.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     There is no public trading market for the company's common stock. The company plans to apply, but at this point has not applied, to have its common stock traded on the over-the-counter market and listed on the OTC Bulletin Board. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     As of July 31, 1999, the number of holders of the company's common stock was 150. Subsequent to the reverse stock split on March 3, 2000, the company has one shareholder, Pinnacle Business Management, Inc., with 1000 shares outstanding.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Plan  of  Operation:
     -------------------

     The company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The company has no particular acquisition in mind and has not entered into any negotiations regarding such acquisition.

     With the exception of the March 2000 acquisition, none of the company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions on behalf of the company with any representative of any other company regarding the possibility of an acquisition or merger between the company and such other company during the past two years.

     The company has no full time or part time employees. Michael Bruce Hall, director and President of the company, has agreed to allocate a portion of his time to the activities of the company, without compensation. The company anticipates that the business plan of the company can be implemented through the efforts of Michael Bruce Hall, who plans to devote up to 10 hours per month to the business affairs of the company.

     The company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

     The company will not restrict its research to any specific business, industry, or geographical location and the company may participate in a business venture or virtually any kind of nature. Management anticipates that it may be able to participate in only one potential business venture because the company has nominal assets and limited financial resources.

     The company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. The management believes that due to general economic conditions, rapid technological advances and shortages of available capital, there are numerous firms seeking the benefits of a publicly registered corporation. Such benefits may include facilitating additional equity financing, providing liquidity for incentive stock options to key employees, providing liquidity (subject to restrictions of applicable statutes)for all shareholders and other factors.

     Due to these factors, the company may encounter available business opportunities in many different industries and at various stages of development. Analysis of such business opportunities and comparative investigation are expected to be extremely difficult and complex.

     The company has, and will continue to have, no capital with which to acquire a business opportunity. However, management believes the company will be able to offer the owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

     The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a publicly registered company, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included with filings required under the 34 Act. As a result, management may not enter into negotiations with a business opportunity that may be unable to provide audited financial statements for the past two fiscal years.

     The analysis of new business opportunities will be undertaken by Michael Bruce Hall, President of the company. He will be the key person in the search, review and negotiation with potential acquisition or merger candidates.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital; history of operations; prospects for the future; industry competition; the potential for research and development; specific risk factors; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification, and other relevant factors.

     The company intends to utilize written reports and investigation to evaluate the above factors. The company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Acquisition  of  Opportunities:
     ------------------------------

     In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of a transaction, the present management and shareholders of the company may no longer be in control of the company. As part of the terms of the acquisition transaction, the company's Directors may resign and be replaced by new directors without a vote of the company's shareholders or may sell their stock in the company. Any terms and conditions of sale of the shares presently held by officers and/or directors of the company will also be afforded to all other shareholders of the company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

ITEM  7.  FINANCIAL  STATEMENTS.






                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                             JUNE 30, 2000 AND 1999






                                                 PAGE
                                                 ----
Auditor's Report                                   1

Financial Statements:
  Balance Sheets                                   2
  Statements of Operations                         3
  Statements of Changes in Stockholders' Equity    4
  Statements of Cash Flows                         5
  Notes to Financial Statements                    6-8

                          INDEPENDENT AUDITOR'S REPORT


Shareholders  and  Board  of  Directors
MAS  ACQUISITION  XIX  CORP.
(A  Development  Stage  Corporation)



We have audited the accompanying balance sheet of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2000, and the related statement of operations, changes in stockholders' equity, and cash flow for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2000, and the results of its operations, and its cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has been in the development stage since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements of MAS Acquisitions XIX Corp. (a development stage Company) as of June 30, 1999 were audited by other auditors, whose report dated August 25, 1999, expressed an unqualified opinion on those statements



Bagell,  Josephs  &  Company,  L.L.C.
September  25,  2000

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                             JUNE 30, 2000 AND 1999



                                                                             2000   1999
                                                                             ----   ----
ASSETS
  Organization costs, net of accumulated amortization                       $ 21    $ 45
                                                                            ====    ====


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

  Stockholders'  Equity
    Preferred  stock,  $.001  par  value,  20,000,000  shares  authorized,
    none issued or outstanding                                                 -       -
    -------------------------------

  Common  stock,  $.001  par  value,  8,000,000  shares  authorized,
    1,000 shares issued and outstanding                                      111     111

  Accumulated deficit                                                        (90)    (66)
                                                                            ----    ----
  Total stockholders' equity                                                  21      45
                                                                            ----    ----
                                                                            $ 21    $ 45
                                                                            ====    ====


               See accompanying notes to the financial statements

                                MAS ACQUISITION XIX CORP.
                            (A DEVELOPMENT STAGE CORPORATION)
                     STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                            YEARS ENDED JUNE 30, 2000 AND 1999



                                         INCEPTION TO      YEAR-ENDED       YEAR-ENDED
                                         JUNE 30, 2000    JUNE 30, 2000    JUNE 30, 1999
                                         --------------  ---------------  ---------------

Revenue                                 $            -   $            -   $            -

Expenses
  Amortization                                      90               24               30
                                         --------------  ---------------  ---------------
Total expenses                                      90               24               30
                                         --------------  ---------------  ---------------
Net loss                                           (90)             (24)             (30)

Accumulated deficit, beginning of year               -              (66)             (36)
                                         --------------  ---------------  ---------------

Accumulated deficit, end of year        $          (90)  $          (90)  $          (66)
                                         ==============  ===============  ===============

Weighted average number of common
   shares outstanding                        8,511,200        8,519,900        8,511,138
                                         ==============  ===============  ===============

Basic loss per share                    $            -   $            -   $            -
                                         ==============  ===============  ===============






               See accompanying notes to the financial statements.


                                             MAS ACQUISITION XIX CORP.
                                         (A DEVELOPMENT STAGE CORPORATION)
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION)
                                               THROUGH JUNE 30, 2000




                                                                    ACCUMULATED
                                                                   DEFICIT DURING
                                        COMMON     STOCK AMOUNT     DEVELOPMENT
                                        SHARES                        STAGE          TOTAL
                                     ------------  ------------   ---------------    -------

Shares issued at inception
 for organization costs              $ 8,500,000   $         90  $             -     $   90

Shares issued for services at $.001
 par value in January 1997                   500              1                -          1

Shares gifted at $.001 par value
 in March 1997                             7,750               8               -          8

Net loss for the year                          -               -             (18)       (18)
                                     ------------  ------------   ---------------    -------
Balance at June 30, 1998               8,508,250              99             (18)        81
Net loss for the year                          -               -             (18)       (18)
                                     ------------  ------------   ---------------    -------
Balance at June 30, 1999               8,508,250              99             (36)        63
Shares issued for services at $.001
  par value in September 1998                750               1               -          1

Shares gifted at $.001 par value
  in September 1998                       10,800              11               -         11

Net loss for the year                          -               -             (30)       (30)
                                     ------------  ------------   ---------------    -------
 Balance at June 30, 1999              8,519,800             111             (66)        45
Shares issued for services at
  $.001 par value in October 1999            100               -               -          -
Reverse stock split in March 2000     (8,518,900)              -               -          -
Net loss for the year                          -               -             (24)       (24)
                                     ------------  ------------   ---------------    -------

Balance at June 30, 2000             $     1,000   $         111  $          (90)    $   21
                                     ============  =============  ===============    =======



                 See accompanying notes to financial statements.
                                       F-4



                                    MAS ACQUISITION XIX CORP.
                                (A DEVELOPMENT STAGE CORPORATION)
                                    STATEMENTS OF CASH FLOWS
                               YEARS ENDED JUNE 30, 2000 AND 1999






                                                INCEPTION TO      YEAR-ENDED       YEAR-ENDED
                                                JUNE 30, 2000    JUNE 30, 2000    JUNE 30, 1999
                                               ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $          (90)  $          (24)  $          (30)
                                               ---------------  ---------------  ---------------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Amortization                                           90               24               30
                                               ---------------  ---------------  ---------------
    Total adjustments                                      90               24               30
                                               ---------------  ---------------  ---------------
    Net cash provided by operating activities               -                -                -

CASH FLOWS FROM INVESTING ACTIVITIES                        -                -                -
CASH FLOWS FROM FINANCING ACTIVITIES                        -                -                -
                                               ---------------  ---------------  ---------------

Net increase in cash and cash equivalents                   -                -                -
Cash and cash equivalents
  Beginning of the year                                     -                -                -
                                               ---------------  ---------------  ---------------
  End of the year                              $            -   $            -   $            -
                                               ===============  ===============  ===============




                 See accompanying notes to financial statements
                                       F-5

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------------------

Organization
------------
The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen June 30, as a year end.

On March 3, 2000, the Company exchanged 8,250,000 shares of its stock for 1,500,000 shares of Pinnacle Business Management, Inc., a Nevada corporation. The result is that the company was acquired by Pinnacle Business Management, Inc. After this exchange a reverse stock split occurred leaving Pinnacle Business Management, Inc. as the sole shareholder of the Company.

Cash  and  Cash  Equivalents
----------------------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturing of three months or less to be cash equivalents.

Intangible  Assets
------------------
The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

Net  Loss  per  Share
---------------------
Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

Use  of  Estimates
------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                                     ------
                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES(CONT.)
----------------------------------------------------

Income  taxes
-------------

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.


NOTE  2  -  STOCKHOLDERS'  EQUITY
---------------------------------

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

On March 3, 2000 the Company entered into an exchange agreement and was acquired by Pinnacle Business Management, Inc., a reporting entity on the OTC Exchange.
(PCBM). Subsequent to entering into the exchange agreement, the Company declared a reverse stock split, effectively reducing the outstanding shares to 1,000.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



NOTE  3  -  LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------------------

As  of  June  30,  2000  the  Company  had  no  cash  or  capital  reserves.

NOTE  4  -  INCOME  TAXES
-------------------------

There is no provision for income taxes at June 30, 2000. The Company has a small net operating loss which expires thru 2013.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     There are no shareholders other than Pinnacle Business Management, Inc. The outstanding stock owned by Pinnacle does not trade on the open market and the shareholder may sell the stock to another business opportunity candidate.

ITEM  10.  EXECUTIVE  COMPENSATION.

     The company does not provide any plan or non-plan compensation awarded to, earned by, or paid to the executive officers and directors of the company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     Pinnacle Business Management, Inc. owns 100% of the company's outstanding stock. A total of 51.2% of Pinnacle's outstanding stock is held by Michael Bruce Hall Family Partnership and Katherine Burney Family Limited Partnership. Mr. Hall is a beneficial owner of 38,941,585 shares, or 25.6% of Pinnacle's outstanding shares, held by the Michael Bruce Hall Family Partnership. Mr. Turino is the beneficial owner of 38,941,585 shares, or 25.6% of Pinnacle's outstanding shares, held by Katherine Burmey Family Limited Partnership. Messrs. Hall and Turino are the directors and executive officers of Pinnacle. They are also the directors and executive officers of the company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During the past two years, the company was not a party to any transaction and is not a party to any proposed transaction in which any director, executive officer, nominee for election as a director, any security holder, or any member of the immediate family had or is to have a direct or indirect material interest.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     No report on Form 8-K were filed during the last quarter of the period covered by this report.



                                       INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION OF EXHIBITS

(2)(a)        Shell Acquisition and Stock Purchase Agreement with MAS
              Capital Inc. and MRC Legal Services Corporation entered into on March 3, 2000.

(2)(b)        Exchange Agreement between Pinnacle Business Management Inc.
              and MRC Legal Services Corporation entered into on March 3,
              2000, incorporated by reference in Form 8-K, filed on March 6, 2000.

(3)(i) Articles of Incorporation, incorporated by reference in Form 10SB, filed on October 28, 1999.

(3)(i)(a)     Articles of Amendment of the Articles of Incorporation, adopted by the
              Company on March 3, 2000 and filed with the Secretary of State of the
              State of Indiana on March 24, 2000.

(3)(ii) Bylaws, incorporated by reference in Form 10SB, filed on October 28, 1999.

(16) Letter regarding change in accountant dated September 21, 2000 certifying Bagell, Joseph, Levine, Firestone & Company, L.L.C., as accountants for the company.

(17)(a)       Resolutions adopted by the Board of Directors dated March 3,
              2000 authorizing the reverse stock split.

(17)(b)       Resolutions adopted by the Board of Directors dated March 3,
              2000 appointing Michael Bruce Hall as a director and officer of the company.

     SIGNATURES In accordance  with Section 13 or 15(d) of the Exchange Act, the
     registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

     MAS Acquisition XIX, Inc.


     By  /S/ Michael  Bruce  Hall
        --------------------------------------------------------------
        Michael  Bruce  Hall, President and Director


     By  /S/ Jeffrey  G.  Turino
        --------------------------------------------------------------
        Jeffrey  G.  Turino,  Chief  Executive  Officer  and  Director


      Date  September 28, 2000
            ------------------