Form 10QSB
period 2000-09-30
MAS ACQUISITION XIX CORP
filed 2000-11-14
CIK 1093989

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                          MAS ACQUISITION XIX CORP.
                (Name of Small Business Issuer in its charter)

               Indiana                         35-2082971
    (State or other jurisdiction)         (I.R.S. incorporation or organization
                                            Employer Identification Number)

        2963 Gulf to Bay Blvd., Suite 265, Clearwater, Florida 33759
            (Address of principal executive offices and zip code)

           1710 E. Division Street, Evansville, Indiana 47711
        (Former address of principal executive offices and zip code)

          Registrant's telephone number, including area code:
                             (727) 669-7781

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin g the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of September 30, 2000, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format.      Yes [ ] No[X]


TABLE OF CONTENTS                                                PAGE


PART I.  FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION

PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MAS ACQUISITION XIX CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2000

                              TABLE OF CONTENTS


  ACCOUNTANTS' REVIEW REPORT                                        1

  FINANCIAL STATEMENTS

     BALANCE SHEET                                                  2

     STATEMENT OF OPERATIONS                                        3

     STATEMENT OF EQUITY                                            4

     STATEMENT OF CASH FLOWS                                        5

  NOTES TO FINANCIAL STATEMENTS                                   6-8


Shareholders and Board of Directors
MAS ACQUISITION XIX CORP.
(A Development Stage Corporation)

We have reviewed the accompanying balance sheet of MAS Acquisition XIX Corp. as of September 30, 2000 and 1999, and the related statements of operations and retained earnings and cash flow for the three months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule is presented only for the supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

/S/  BAGELL,  JOSEPHS,  &  CO., L.L.C.
-----------------------------------------------------------
    BAGELL,  JOSEPHS,  &  CO.,  L.L.C
    Certified  Public  Accountants

October  23,  2000
Gibbsboro,  New  Jersey


                                     Page  1

                            MAS ACQUISITION XIX CORP
                      (A  Development  Stage  Corporation)
                                BALANCE  SHEETS
                         SEPTEMBER  30,  2000 and 1999

                                                      2000     1999
                                                     -------  -------
ASSETS
  Organizational costs,
     net of accumulated amortization                 $  15   $   69

LIABILITIES  AND  STOCKHOLDERS' EQUITY

   STOCKHOLDER'S EQUITY

   Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued or outstanding         -        -

   Common stock, $.001 par value, 8,000,000 shares
    authorized, 1,000 shares issued and outstanding    111      111

   Accumulated deficit                                 (96)     (42)
                                                     -------  -------


       Total Stockholders' Equity                       15       69
                                                     -------  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  15   $   69
                                                     =======  =======


              See  Accompanying  Notes  and  Accountants'  Review  Report

                            MAS ACQUISITION XIX CORP
                        (A Development Stage Corporation)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                     September 30,    September 30,
                                         2000             1999
                                    ---------------  -----------------
Revenue                             $            -   $            -

Expenses
   Amortization                                  6                7
                                    ---------------  -----------------
Total expenses                                   6                7
                                    ---------------  -----------------

Net Loss                            $           (6)              (7)
Accumulated Deficit, end of period             (96)             (42)
                                    ===============  =================
Weigted average number of common
   shares outstanding                    8,241,496        8,511,138
                                    ===============  =================

Basic loss per share                $            -   $            -
                                    ===============  =================

              See Accompanying Notes and Accountants' Review Report

                            MAS ACQUISITION XIX CORP.
                        (A Development Stage Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION)
                            THROUGH SEPTEMBER 30, 2000

                                                          Accumulated
                                                          Deficit During
                                      Common     Stock    Development
                                      Shares     Amount   Stage         Total
                                    -----------  -------  -------  ----------------
Shares issued at inception
for organizational costs             8,500,000   $    90  $    -   $            90

Shares issued for services
at $.001 par valuein January, 1997         500         1       -    1Shares gifted
at $.001 par valuein March 1997          7,750         8       -                 8

Net loss for the year                        -         -     (18)              (18)
                                    -----------  -------  -------  ----------------

Balance at June 30,1998              8,508,250        99     (18)              (81)
Net loss for the year                        -         -     (18)              (18)

                                    -----------  -------  -------  ----------------
                                     8,508,250        99     (36)               63

Shares issued for services
at $.001 par value
in September 1998                          750         1       -                 1

Shares gifted
at $.001 par value
in September 1998                       10,800        11       -                11

Net loss for the year                        -         -     (30)              (30)
                                    -----------  -------  -------  ----------------
Balance at June 30, 1999             8,518,900       111     (66)               45

Shares issued for services
at $.001 par value
in October 1999                            100         -       -                 -

Reverse stock split
In March 2000                       (8,518,900)        -       -                 -

Net loss for the year                        -         -       -                 -


                                    -----------  -------  -------  ----------------
Balance at June 30, 2000                 1,000       111     (90)               21
Net loss for the period                      -         -      (6)               (6)
                                    -----------  -------  -------  ----------------

Balance at
September 30, 2000                       1,000   $   111  $  (96)  $            15
                                    ===========  =======  =======  ================

               See  Accompanying  Notes  and  Accountants'  Review  Report

                            MAS ACQUISITION XIX CORP
                        (A Development Stage Corporation)
                             STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                 September 30,    September 30,
                                                      2000             1999
                                                ----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:Net loss   $            (6)   $          (7)
                                                ----------------  ------------------

Adjustment to reconcile net loss
to net cash provided by
operating activities:
                                                ----------------  ------------------
Amortization                                                  6                7
                                                ----------------  ------------------

Total adjustments                                             6                7
                                                ----------------  ------------------

Net cash provided by
   operating activities                                       -                -
                                                ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITES                           -                -
 CASH FLOWS FROM FINANCING ACTIVITES                          -                -
                                                ----------------  ------------------

     Net increase in cash and cash equivalents                -                -
                                                ----------------  ------------------

Cash and cash equivalents
    Beginning of the period                                   -                -
                                                ----------------  ------------------
      End of the period                         $             -   $            -
                                                ================  ==================

              See  Accompanying  Notes  and  Accountants'  Review  Report

                            MAS  ACQUISITION  XIX  CORP
                        (A  Development  Stage  Corporation)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                 SEPTEMBER  30,  2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES:
              -------------------------------

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

Cash  and  Cash  Equivalents
-------------------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturing of three months or less to be cash equivalents.

Intangible  Assets
-------------------
The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life (five years for organizational costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

Net  Loss  per  Share
------------------
Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

Use  of  Estimates
----------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                          MAS  ACQUISITION  XIX  CORP
                     (A  Development  Stage  Corporation)
                       NOTES  TO  FINANCIAL  STATEMENTS
                        SEPTEMBER  30,  2000  and  1999

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (cont.)
--------------------------------------------

Income  Taxes
------------
Deferred income tax may arise from temporary differences resulting from income and expense items reported for financial reporting ands tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

NOTE  2  -  STOCKHOLDERS'  EQUITY
------------------------------
At inception the Company issued 8,500,000 shares of is $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

During January, 1997 the Company issued 500 shares of its $.001 par value common stock to directors as compensation valued at $1.

During March, 1997 the Company issued 7,750 shares of its common stock to foreign citizens as a gift with an aggregate value of $8.

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

On March 3, 2000 the Company entered into an exchange agreement and was acquired by Pinnacle Business Management, Inc., an entity trading on the OTC Bulletin Board (PCBM). Subsequent to entering into the exchange agreement, the Company declared a reverse stock split, effectively reducing the outstanding shares to 1,000.

                         MAS  ACQUISITION  XIX  CORP
                     (A  Development  Stage  Corporation)
                        NOTES  TO  FINANCIAL STATEMENTS
                        SEPTEMBER  30,  2000  and  1999


NOTE  3  -  LIQUIDITY  AND  CAPITAL
-----------------------------------------

RESOURCES:As of September 30, 2000 and 1999 the Company had no cash or capital reserves.

NOTE  4  -  INCOME  TAXES
--------------------------
There is no provision for income taxes at September 30, 2000 and 1999. The Company has a small net operating loss which expires through 2013.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the three months ended September 30, 2000. A comparison is made for the corresponding financial period of the prior year. The company became reporting in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the company on March 3, 2000. The company's audited June 30, 2000 financial statements are included in the company's Form 10-KSB, filed September 29, 2000.

PAST AND FUTURE FINANCIAL CONDITION

     The company is in the development stage. It has had no significant business activity since inception. The company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. RESULTS OF OPERATIONS


     The company has no assets, liabilities or operating revenues. The company had amortized organization costs of $15 for the three months ended September 30, 2000. The company has a net loss for the period of $6.

LIQUIDITY

    The  company  has  no  capital with which to acquire a business opportunity.
Management does not foresee, however, the company incurring any significant expenses during the next twelve months. Management expects to incur small loans to provide the money necessary for operational expenses.

    The owners of the business opportunities may, however, incur significant legal and accounting costs in connection with acquisition of a publicly registered company, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

   There were no changes in securities and use of proceeds for the period ended September 30, 2000. The company has 1,000 issued and outstanding shares of common stock at $.001 par value, which are held by its parent company, Pinnacle Business Management, Inc.

ITEM 5.  OTHER INFORMATION.     The company remains inactive. There have been no
other  corporate  changes  for  the  period  ended  September  30,  2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     There were no Forms 8-K filed, and no were required to be filed, for the period ended September 30, 2000.

                                INDEX TO EXHIBITS

EXHIBIT  NO.          DESCRIPTION  OF  EXHIBITS
_____________________________________________________________


(3)  (i)     Articles of Incorporation, incorporated by reference in Form 10-SB, filed  on  October  28,  1999.

(3) (i) (a) Articles of Amendment of the Articles of Incorporation, adopted by the Board of Directors of the Company on March 3, 2000 and filed with the Secretary of State of Indiana on March 24, 2000.

(3)  (ii)     Bylaws,  incorporated by reference in Form 10-SB, filed on October
28,  1999.

(16) Letter regarding change in accountant dated September 21, 2000 certifying Bagell, Joseph, Levine, Firestone & Company, L.L.C., as accountants for the Company, incorporated by reference in Form 10-KSB, filed on September 29, 2000.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS  ACQUISITION  XIX  CORP.

Date:  November  14,  2000

By:  /s/  Jeffrey  G.  Turino
     ____________________________________
      Jeffrey  G.  Turino,  Chief  Executive  Officer


    /s/   Michael  B.  Hall
      ____________________________________
      Michael  B.  Hall,  President  and  Director