Form 10QSB
period 2000-12-31
MAS ACQUISITION XIX CORP
filed 2001-02-15
CIK 1093989

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549


                                  Form  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2000


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin g the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2000, the Registrant has 1,000 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format.      Yes  [ ]  No  [X]

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


PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

                           MAS  ACQUISITION  XIX  CORP.
                         (A  DEVELOPMENT  STAGE  COMPANY)

                             FINANCIAL  STATEMENTS
                          DECEMBER  31,  2000  and  1999

                              TABLE  OF  CONTENTS


  ACCOUNTANTS  REVIEW  REPORT                                        1

  FINANCIAL  STATEMENTS
     BALANCE  SHEET                                                  2
     STATEMENT  OF  OPERATIONS                                       3

     STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY               4

     STATEMENT  OF  CASH  FLOWS                                      5

  NOTES  TO  FINANCIAL  STATEMENTS                                 6-8


Shareholders  and  Board  of  Directors
MAS  ACQUISITION  XIX  CORP.
(A  Development  Stage  Corporation)

We have reviewed the accompanying balance sheet of MAS Acquisition XIX Corp. as of December 31, 2000 and 1999, and the related statements of operations and retained earnings and cash flow for the six months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

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

/S/  BAGELL,  JOSEPHS,  &  CO., L.L.C.
-----------------------------------------------------------
     BAGELL, JOSEPHS,  &  CO.,  L.L.C
     Certified  Public  Accountants

January  9,  2001
Gibbsboro,  New  Jersey

                            MAS ACQUISITION XIX CORP
                      (A  Development  Stage  Corporation)
                                 BALANCE  SHEETS
                          DECEMBER  31,  2000  and 1999

                                                      2000    1999
                                                     ------  ------
ASSETS
  Organizational costs,
     net of accumulated amortization                 $  11   $  36

LIABILITIES  AND  STOCKHOLDERS' EQUITY

   STOCKHOLDER'S EQUITY
   Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued or outstanding         -       -

   Common stock, $.001 par value, 8,000,000 shares
    authorized, 1,000 shares issued and outstanding    111     111

   Accumulated deficit                                (100)    (75)
                                                     ------  ------


       Total Stockholders' Equity                       11      36
                                                     ------  ------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  11   $  36
                                                     ------  ------

        See Accountants' Review Report and Notes to Financial Statements

                           MAS  ACQUISITION  XIX  CORP
                      (A  Development  Stage  Corporation)
              STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT

                               Six Months Ended December 31,  Three Months Ended December 31,
                                     2000         1999         2000         1999
                                  -----------  -----------  -----------  ------------
Revenue                           $        -   $        -   $        -   $        -

Expenses
   Amortization                           10            9            5            5
                                  -----------  -----------  -----------  ------------
   Total expenses                         10            9            5            5
                                  -----------  -----------  -----------  ------------


Net Loss                          $      (10)  $       (9)  $       (5)  $       (5)

Accumulated Deficit,
    Beg. of period                $      (90)         (66)         (85)         (65)
                                  -----------  -----------  -----------  ------------


Accumulated Deficit,
    End of period                 $     (100)  $      (75)  $      (95)  $      (70)
                                  ===========  ===========  ===========  ============

Weigted average number of common
   shares outstanding              2,128,535    8,511,138    2,128,535    8,511,138
                                  ===========  ===========  ===========  ============

Basic loss per share              $        -   $        -   $        -   $        -
                                  ===========  ===========  ===========  ============

           See  Accountants' Review Report and Notes to the Financial Statements

                                     MAS ACQUISITION XIX CORP.
                                 (A Development Stage Corporation)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION)
                                     THROUGH DECEMBER 31, 2000

                                                                      Accumulated
                                                                      Deficit During
                                    Common         Stock              Development
                                    Shares         Amount             Stage           Total
                                    -------------  -----------------  --------------  -------------

Shares issued at inception
for organizational costs               8,500,000   $              90  $            -  $         90

Shares issued for services
at $.001 par valuein January, 1997           500                   1              -              1
Shares gifted
at $.001 par valuein March 1997            7,750                   8              -              8

Net loss for the year                          -                   -            (18)           (18)
                                    -------------  -----------------  --------------  -------------

Balance at June 30,1998                8,508,250                  99            (18)            81
Net loss for the year                          -                   -            (18)           (18)
                                    -------------  -----------------  --------------  -------------

Balance at June 30, 1999               8,508,250                  99            (36)            63

Shares issued for services
at $.001 par value
in September 1998                            750                   1              -              1

Shares gifted
at $.001 par value
in September 1998                         10,800                  11              -             11

Net loss for the year                          -                   -            (30)           (30)
                                    -------------  -----------------  --------------  -------------
Balance at June 30, 1999               8,518,900                 111            (66)            45

Shares issued for services
at $.001 par value
in October 1999                              100                   -              -              -

Reverse stock split
In March 2000                         (8,518,900)                  -              -              -

Net loss for the year                          -                   -            (24)           (24)
                                    -------------  -----------------  --------------  -------------

Balance at June 30, 2000                   1,000                 111            (90)            21
                                    -------------  -----------------  --------------  -------------
Net loss for the period                        -                   -            (10)           (10)
                                    -------------  -----------------  --------------  -------------


Balance at
December 31, 2000                          1,000   $            111   $        (100)  $         11
                                    =============  =================  ==============  =============

          See  Accountants'  Review  Report  and  Notes  to Financial Statements

                           MAS  ACQUISITION  XIX  CORP
                       (A  Development  Stage  Corporation)
                            STATEMENT  OF  CASH  FLOWS
                   THREE  MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                December 31,    December 31,
                                                    2000            1999
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:          $         (10)  $          (9)
Net loss                                       --------------  --------------

     Adjustment to reconcile net loss
     to net cash provided by
     operating activities:
     Amortization                                         10               9
                                               --------------  --------------

     Total adjustments                                    10               9
                                               --------------  --------------

     Net cash provided by
        operating activities                               -               -
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITES                        -               -
CASH FLOWS FROM FINANCING ACTIVITES                        -               -
                                               --------------  --------------
Net increase in cash and cash equivalents                  -               -

Cash and cash equivalents
     Beginning of the period                               -               -
                                               --------------  --------------

     End of the period                         $           -   $           -
                                               ==============  ==============

     See  Accountants' Review Report and Notes to Financial Statements

                            MAS  ACQUISITION  XIX  CORP
                        (A  Development  Stage  Corporation)
                          NOTES  TO  FINANCIAL  STATEMENTS
                            DECEMBER  31,  2000  AND  1999

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES:
            ---------------------------------

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

Net  Loss  per  Share
--------------------
Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

Use  of  Estimates
-----------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                          MAS  ACQUISITION  XIX  CORP
                     (A  Development  Stage  Corporation)
                       NOTES  TO  FINANCIAL  STATEMENTS
                        DECEMBER  31,  2000  and  1999

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (cont.)
---------------------------------------------

Income  Taxes
-------------
Deferred income tax may arise from temporary differences resulting from income and expense items reported for financial reporting ands tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

NOTE  2  -  STOCKHOLDERS'  EQUITY
---------------------------------
At inception the Company issued 8,500,000 shares of is $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

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

                         MAS  ACQUISITION  XIX  CORP
                     (A Development  Stage  Corporation)
                        NOTES  TO  FINANCIAL STATEMENTS
                        DECEMBER  31,  2000  and  1999


NOTE  3  -  LIQUIDITY  AND  CAPITAL RESOURCES:
---------------------------------------------
As of December 31, 2000 and 1999 the Company had no cash  or  capital  reserves.

NOTE  4  -  INCOME  TAXES
-------------------------
There is no provision for income taxes at December 31, 2000 and 1999. The Company has a small net operating loss which expires through 2013.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the six months ended December 31, 2000. A comparison is made for the corresponding financial period of the prior year. The company became reporting in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the company on March 3, 2000. The company's audited June 30, 2000 financial statements are included in the company's Form 10-KSB, filed September 29, 2000.

PAST AND FUTURE FINANCIAL CONDITION

     The company is in the development stage. It has had no significant business activity since inception. The company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.


RESULTS  OF  OPERATIONS

     The company has no assets, liabilities or operating revenues. The company had amortized organization costs of $11 for the six months ended December 30, 2000. The company has a net loss for the period of $10.

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

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

   There were no changes in securities and use of proceeds for the period ended December 31, 2000. The company has 1,000 issued and outstanding shares of common stock at $.001 par value, which are held by its parent company, Pinnacle Business Management, Inc.

ITEM 5.  OTHER INFORMATION.     The company remains inactive. There have been no
other  corporate  changes  for  the  period  ended  December  31,  2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     There were no Forms 8-K filed, and no were required to be filed, for the period ended December 31, 2000.

                                INDEX TO EXHIBITS

EXHIBIT  NO.          DESCRIPTION  OF  EXHIBITS
_____________________________________________________________


(3)(i) Articles of Incorporation, incorporated by reference in Form 10-SB, filed on October 28, 1999.

(3)(i)(a) Articles of Amendment of the Articles of Incorporation, adopted by the Board of Directors of the Company on March 3, 2000 and filed with the Secretary of State of Indiana on March 24, 2000.

(3)(ii) Bylaws, incorporated by reference in Form 10-SB, filed on October 28, 1999.

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



MAS  ACQUISITION XIX CORP.

Date:  February 15, 2001

By:  /s/ Jeffrey G. Turino
     ------------------------------------------------
     Jeffrey  G.  Turino,  Chief  Executive  Officer


    /s/ Michael B. Hall
    ------------------------------------------------
    Michael  B.  Hall,  President  and  Director