Form 10QSB
period 2001-03-31
MAS ACQUISITION XIX CORP
filed 2001-05-16
CIK 1093989

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549


                                  Form  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2001, the Registrant has 1,000 shares of common stock outstanding.

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


PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                              FINANCIAL STATEMENTS
                            FOR THE QUARTERLY PERIOD
                                 MARCH 31, 2001

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                             MARCH 31, 2001 AND 2000


                                                                         PAGE(S)
Accountants' Review Report                                                 1

Financial Statements:
  Balance Sheets                                                           2
  Statements of Operations and Accumulated Deficit                         3
  Statements of Changes in Stockholders' Equity                            4
  Statements of Cash Flows                                                 5
  Notes to Financial Statements                                            6-8

Shareholders  and  Board  of  Directors
MAS  ACQUISITION  XIX  CORP.
(A  Development  Stage  Corporation)



We have reviewed the accompanying balance sheets of MAS Acquisition XIX Corp. as of March 31, 2001 and 2000, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

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



Bagell,  Josephs  &  Company,  L.L.C.
Gibbsboro,  NJ


May  3,  2001

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS
                            MARCH 31, 2001 AND 2000

                                                                      2001    2000
                                                                     ------  ------
ASSETS
  Organization costs, net of accumulated amortization                $   6   $  26
                                                                     ======  ======


LIABILITIES AND STOCKHOLDERS' EQUITY

  Stockholders' Equity
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
     none issued or outstanding                                          -       -

    Common stock, $.001 par value, 8,000,000 shares authorized,
      1,000 shares issued and outstanding                              111     111

     Accumulated deficit                                              (105)    (85)
                                                                     ------  ------

      Total stockholders' equity                                         6      26
                                                                     ------  ------

                                                                     $   6   $  26
                                                                     ======  ======



      See accountants' review report and notes to the financial statements.

                                       MAS ACQUISITION XIX CORP.
                                   (A DEVELOPMENT STAGE CORPORATION)
                           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                          NINE MONTHS ENDED MARCH 31,           THREE MONTHS ENDED MARCH 31,
                                           2001               2000                2001               2000
                                     -----------------  -----------------  -----------------  -----------------

Revenue                              $              -   $              -   $              -   $              -
                                     -----------------  -----------------  -----------------  -----------------

Expenses
  Amortization                                     15                 14                  4                  5
                                     -----------------  -----------------  -----------------  -----------------

Total expenses                                     15                 14                  4                  5
                                     -----------------  -----------------  -----------------  -----------------

Net loss                                          (15)               (14)                (4)                (5)

Accumulated deficit, beg. of period               (90)               (71)              (101)               (80)
                                     -----------------  -----------------  -----------------  -----------------

Accumulated deficit, end of period   $           (105)  $            (85)  $           (105)  $            (85)
                                     =================  =================  =================  =================

Weighted average number of common
   shares outstanding                           1,000          8,519,900              1,000          8,519,900
                                     =================  =================  =================  =================

Basic and diluted loss per share     $              -   $              -   $              -   $              -
                                     =================  =================  =================  =================



      See accountants' review report and notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION)
                             THROUGH MARCH 31, 2001

                                                              ACCUMULATED
                                                             DEFICIT DURING
                                        COMMON      STOCK     DEVELOPMENT
                                        SHARES     AMOUNT        STAGE         TOTAL
                                     ------------  -------  ----------------  -------
Shares issued at inception
 for organization costs               8, 500,000   $    90  $             -   $   90
Shares issued for services at $.001
 par value in January 1997                   500         1                -        1

Shares gifted at $.001 par value
 in March 1997                             7,750         8                -        8

Net loss for the period                        -         -              (18)     (18)
                                     ------------  -------  ----------------  -------

Balance at June 30, 1998               8,508,250        99              (18)      81
Net loss for the period                        -         -              (18)     (18)
                                     ------------  -------  ----------------  -------

Balance at June 30, 1999               8,508,250        99              (36)      63
Shares issued for services at $.001
  par value in September 1998                750         1                -        1

Shares gifted at $.001 par value
  in September 1998                       10,800        11                -       11

Net loss for the period                        -         -              (30)     (30)
                                     ------------  -------  ----------------  -------
Balance at June 30, 1999               8,519,800       111              (66)      45
Shares issued for services at
  $.001 par value in October 1999            100         -                -        -
Reverse stock split in March 2000     (8,518,900)        -                -        -
Net loss for the year                          -         -              (24)     (24)
                                     ------------  -------  ----------------  -------

                                           1,000       111              (90)      21
Net loss for the period                        -         -              (15)     (15)
                                     ------------  -------  ----------------  -------

Balance at March 31, 2001            $     1,000   $   111  $          (105)  $    6
                                     ============  =======  ================  =======


        See accountants' review report and notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                MARCH 31,    MARCH 31,
                                                  2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $      (15)  $      (14)
                                               -----------  -----------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Amortization                                       15           14
                                               -----------  -----------
    Total adjustments                                  15           14
                                               -----------  -----------

    Net cash provided by operating activities           -            -

CASH FLOWS FROM INVESTING ACTIVITIES                    -            -

CASH FLOWS FROM FINANCING ACTIVITIES                    -            -
                                               -----------  -----------
Net increase in cash and cash equivalents               -            -

Cash and cash equivalents
  Beginning of the period                               -            -
                                               -----------  -----------
  End of the period                            $        -   $        -
                                               ===========  ===========


        See accountants' review report and notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


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

On March 3, 2000 the Company entered into an exchange agreement and was acquired by Pinnacle Business Management, Inc., a reporting entity on the pink sheets
(PCBM). Subsequent to entering into the exchange agreement, the Company declared a reverse stock split, effectively reducing the outstanding shares to 1,000.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE  3  -  LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------------------

As  of  March  31,  2001  and  2000 the Company had no cash or capital reserves.

NOTE  4  -  INCOME  TAXES
-------------------------

There is no provision for income taxes at March 31, 2001 and 2000. The Company has a small net operating loss which expires through 2013.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the nine months ended March 31, 2001. A comparison is made for the corresponding financial period of the prior year. The company became reporting in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the company on March 3, 2000. The company's audited June 30, 2000 financial statements are included in the company's Form 10-KSB, filed September 29, 2000.

PAST  AND  FUTURE  FINANCIAL  CONDITION

     The company is in the development stage. It has had no significant business activity since inception. The company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.


RESULTS  OF  OPERATIONS

     The company has no assets, liabilities or operating revenues. The company had organization costs, net of amortization of $6 as of March 31, 2001. The company has a net loss for the nine months ended March 31, 2001 of $15.


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

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

   There were no changes in securities and use of proceeds for the period ended March 31, 2001. The company has 1,000 issued and outstanding shares of common stock at $.001 par value, which are held by its parent company, Pinnacle Business Management, Inc.

ITEM 5.  OTHER INFORMATION.     The company remains inactive. There have been no
other  corporate  changes  for  the  period  ended  March  31,  2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     There were no Forms 8-K filed, and no were required to be filed, for the period ended March 31, 2001.

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

MAS  ACQUISITION  XIX  CORP.

Date:  May  15,  2001

By:  /s/  Jeffrey  G.  Turino
     ------------------------------------------------
     Jeffrey  G.  Turino,  Chief  Executive  Officer


     /s/  Michael  B.  Hall
     ------------------------------------------------
     Michael  B.  Hall,  President  and  Director