Form 10KSB
period 2001-06-30
MAS ACQUISITION XIX CORP
filed 2001-09-28
CIK 1093989

Form 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

        For  the  fiscal  year  ended:  June  30,  2001

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                            MAS ACQUISITION XIX CORP.
                            -------------------------
                 (Name of small business issuer in its charter)

             Indiana                                35-2082971
             -------                                ----------
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)

                        2963 GULF TO BAY BLVD, SUITE 265
                            CLEARWATER, FLORIDA 33759
               --------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (727)  669-7781
                                 --------------
                            Issuer's telephone number

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
None.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

1000  common  stock,  $.001  par  value  per  share

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

State the aggregate market value of the voting and non-voting common equity are not held by non-affiliates.

There were 1,000 shares of common stock outstanding shares, $.001 par value, as of the end of the company's fiscal year, June 30, 2001. All shares are held by Pinnacle Business Management, Inc.
______________________________

Transitional  Small  Business  Disclosure  Format:  Yes  ____;  No  X____
______________________________

                                TABLE OF CONTENTS


PART I

ITEM 1.    DESCRIPTION OF BUSINESS                             3

ITEM 2.    DESCRIPTION OF PROPERTY                             5

ITEM 3.    LEGAL PROCEEDINGS                                   5

ITEM 4.    SUBMISSION OF MATTERS
           TO THE VOTE OF SECURITY HOLDERS                     5

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY                            5

ITEM 6.    MANAGEMENT DISCUSSIONS                              5

ITEM 7.    FINANCIAL STATEMENTS                                7

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS,
           PROMOTERS AND CONTROL PERSONS                       7

ITEM 10.   EXECUTIVE COMPENSATION                              7


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT                    7

ITEM 12.   CERTAIN RELATIONSHIPS
           AND RELATED TRANSACTIONS                            8

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                    8

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

The company has not conducted a market research, nor had results of a similar market research available, that would indicate that market demand exists for the transactions contemplated by the company. The company does not have, and does not plan to establish, a marketing organization. Even in the event a demand is identified for a merger or acquisition contemplated by the company, there is no assurance the company will be successful in completing any such business combination.

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

The company has obtained no formal determination from the Securities and Exchange Commission as to the status of he company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the company to material adverse consequences.

The company is not subject to environmental laws. The company may combine with a business opportunity that may be subject to environmental laws. However, at the present time the company has no intention to do so.

Research  and  development:
--------------------------

Research and development activities, management control, and day to day operations are conducted by Michael Bruce, President of the company. He is responsible for market research, development activities, negotiations with potential merger or acquisition candidates and day to day operations.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

 For the period ended June 30, 2001, there was no submission of matters to a vote of Security Holders.

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

ITEM  7.  FINANCIAL  STATEMENTS.






                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                             JUNE 30, 2001 AND 2000


                                                  PAGE
                                                  ----
Auditors' Report                                   1
Financial Statements:
  Balance Sheets                                   2
  Statements of Operations                         3
  Statements of Changes in Stockholders' Equity    4
  Statements of Cash Flows                         5
  Notes to Financial Statements                    6-7

                          INDEPENDENT AUDITORS' REPORT


Shareholders  and  Board  of  Directors
MAS  ACQUISITION  XIX  CORP.
(A  Development  Stage  Corporation)


We have audited the accompanying balance sheet of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flow for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2001 and 2000, and the results of its operations, and its cash flows for the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles.

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


BAGELL,  JOSEPHS  &  COMPANY,  L.L.C.
Bagell,  Josephs  &  Company,  L.L.C.
Gibbsboro,  New  Jersey

September  11,  2001

                             MAS Acquisition XIX Corp.
                         (A Development Stage Corporation)
                                   Balance Sheet
                               June 30, 2001 and 2000



                                                                      2001    2000
                                                                     ------  ------
ASSETS
  Organization costs, net of accumulated amortization                $   -   $  21


LIABILITIES AND STOCKHOLDERS' EQUITY

  Stockholders' Equity
    Preferred stock, $.001 par value, 20,000,000 shares authorized,
     none issued or outstanding at June 30, 2001 and 2000.               -       -

    Common stock, $.001 par value, 8,000,000 shares authorized,
      1,000 shares issued and outstanding at June 30, 2001 and 2000    111     111

     Accumulated deficit                                              (111)    (90)

      Total stockholders' equity                                         -      21
                                                                     ------  ------


                                                                     $   -   $  21
                                                                     ======  ======


               See accompanying notes to the financial statements

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                          YEAR ENDED       YEAR-ENDED
                                         JUNE 30, 2001    JUNE 30, 2000
                                        ---------------  ---------------
Revenue                                 $            -   $            -

Expenses

   Amortization                                     21               24
                                        ---------------  ---------------

Total expenses                                      21               24
                                        ---------------  ---------------

Net loss                                           (21)             (24)

Accumulated deficit, beginning of year             (90)             (66)
                                        ---------------  ---------------


Accumulated deficit, end of year        $         (111)  $          (90)
                                        ===============  ===============



Weighted average number of common                             8,519,900
                                        ===============  ===============
   shares outstanding                            1,000
                                        ===============  ===============

Basic and diluted loss per share        $            -   $            -
                                        ===============  ===============


               See accompanying notes to the financial statements.

                                MAS ACQUISITION XIX CORP.
                            (A DEVELOPMENT STAGE CORPORATION)
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED JUNE 30, 2001 AND 2000



                                                                 ACCUMULATED
                                                                DEFICIT DURING
                                     COMMON     STOCK AMOUNT     DEVELOPMENT
                                     SHARES                         STAGE         TOTAL
Balance at June 1, 2000             8,519,800   $         111  $           (66)  $   45
Shares issued for services at
  $.001 par value in October 1999         100               -                -        -
Reverse stock split in March 2000  (8,518,900)              -                -        -
Net loss for the year                       -               -              (24)     (24)
                                   -----------  -------------  ----------------  -------

Balance at June 30,2000                 1,000   $         111  $           (90)  $   21
Net loss for year                           -               -              (21)     (21)
                                   -----------  -------------  ----------------  -------

Balance at June 30, 2001                1,000   $         111  $          (111)  $    -
                                   ===========  =============  ================  =======


                 See accompanying notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                 YEAR-ENDED       YEAR-ENDED
                                                JUNE 30, 2001    JUNE 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $          (21)  $          (24)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Amortization                                           21               24
                                               ---------------  ---------------
    Total adjustments                                       -               24
                                               ---------------  ---------------

    Net cash provided by operating activities               -                -

CASH FLOWS FROM INVESTING ACTIVITIES                        -                -

CASH FLOWS FROM FINANCING ACTIVITIES                        -                -

Net change in cash and cash equivalents                     -                -
                                               ---------------  ---------------

Cash and cash equivalents
  Beginning of the year                                     -                -
                                               ---------------  ---------------
  End of the year                              $            -   $            -
                                               ===============  ===============


                 See accompanying notes to financial statements

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

                                     ------
                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

NOTE  2  -  LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------------------

As of June 30, 2001 and June 30,2000, the Company had no cash or capital reserves.

NOTE  3  -  INCOME  TAXES
-------------------------

There is no provision for income taxes at June 30, 2001 or 2000. The Company has a small net operating loss which expires thru 2013.

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

Pinnacle Business Management, Inc. owns 100% of the company's outstanding stock. Mr. Bruce Hall is a beneficial owner of 39,502,000 shares, or 8.6% of Pinnacle's outstanding shares, held by the Michael Bruce Hall Family Partnership. Mr. Turino is the beneficial owner of 39,502,000 shares, or 8.6% of Pinnacle's outstanding shares, held by Katherine Burmey Family Limited Partnership. Mrs. And Mr. Lo Castro is a beneficial owner of 83,300,000 shares, or 18.2% of Pinnacle's outstanding shares. Messrs. Hall, Turino and Lo Castro are the directors and executive officers of Pinnacle. They are also the directors and executive officers of the company.

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

                                   INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBITS

(1)(i)        Articles  of  Incorporation,  incorporated by reference in Form 10SB, filed  on  October  28,  1999.

(1)(i)(a) Articles of Amendment of the Articles of Incorporation, adopted by the Company on March 3, 2000 and filed with the Secretary of State of the State of Indiana on March 24, 2000.

(1)(ii) Bylaws, incorporated by reference in Form 10SB, filed on October 28, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAS  Acquisition  XIX,  Inc.


By  /s/  Michael  Bruce  Hall
   --------------------------------------------------------
   Michael  Bruce  Hall,  President  and  Director


By  /s/  Jeffrey G. Turino
   --------------------------------------------------------
   Jeffrey G. Turino, Chief Executive Officer and Director



Date  September 28, 2001
      ------------------