Form 10QSB
period 2001-09-30
MAS ACQUISITION XIX CORP
filed 2001-11-14
CIK 1093989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2001, the Registrant has 1,000 shares of common stock outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                              FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                           SEPTEMER 30, 2001 AND 2000







                                                                      PAGE
                                                                      ----
Accountants' Review Report                                              1

Financial Statements:
  Balance Sheets                                                        2
  Statements of Operations                                              3
  Statements of Changes in Stockholders' Equity                         4
  Statements of Cash Flows                                              5
  Notes to Financial Statements                                        6-8

Shareholders and Board of Directors
MAS Acquisition XIX Corp.
(A Development Stage Corporation)
Clearwater, Florida


We have reviewed the accompanying balance sheet of MAS Acquisition XIX Corp. (a development stage Company) as of September 30, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flow for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

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


BAGELL, JOSEPHS & COMPANY, L.L.C.
Bagell, Josephs & Company, L.L.C.
Gibbsboro, New Jersey

November 6, 2001

                            MAS ACQUISITION XIX CORP.
                                  BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000



                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            2001            2000
                                                                        -------------   -------------
ASSETS
   Organization costs, net of accumulated amortization                      $  --           $  16
                                                                            =====           =====


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 20,000,000 shares authorized,
   none issued or outstanding                                               $  --           $  --

   Common stock, $.001 par value, 8,000,000 shares authorized,
   1,000 shares issued and outstanding                                        111             111

   Accumulated deficit                                                       (111)            (95)
                                                                            -----           -----

TOTAL STOCKHOLDERS' EQUITY                                                  $  --           $  16
                                                                            =====           =====



      See accountants' review report and notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                       STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                      2001                  2000
                                                  -------------         -------------
REVENUE                                            $      --             $      --

EXPENSES
   Amortization                                           --                       5
                                                   -----------           -----------

          TOTAL EXPENSES                                  --                       5
                                                   -----------           -----------

NET LOSS                                                  --                      (5)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD                 (111)                  (90)
                                                   -----------           -----------

ACCUMULATED DEFICIT - END OF PERIOD                $      (111)          $       (95)
                                                   ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                              1,000             8,519,900
                                                   ===========           ===========

BASIC AND DILUTED LOSS PER SHARE                   $      --             $      --
                                                   ===========           ===========




      See accountants' review report and notes to the financial statements.

                           MAS ACQUISITION XIX CORP.
                       (A DEVELOPMENT STAGE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION) THROUGH SEPTEMBER 30, 2001


                                                                   COMMON STOCK             ACCUMULATED
                                                             NO. SHARES        AMOUNT         DEFICIT       TOTAL
                                                             ----------        ------       -----------     -----
Shares issued at inception for organizational costs           8,500,000         $ 90            $ -          $ 90
Shares issued for services at $.001 par value
  in January 1997                                                   500            1              -             1

Shares gifted at $.001 par value in March 1997                    7,750            8              -             8

Net loss for the period                                               -            -            (18)          (18)
                                                           -------------------------------------------------------

Balance at June 30, 1998                                      8,508,250           99            (18)           81
Net loss for the period                                               -                         (18)          (18)
                                                           -------------------------------------------------------

Balance at June 30, 1999                                      8,508,250           99            (36)           63

Shares issued for services at $.001 par value                                                                   -
  in September 1998                                                 750            1              -             1

Shares gifted at $.001 par value in September 1998               10,800           11              -            11
Net loss for the period                                               -            -            (30)          (30)
                                                           -------------------------------------------------------

Balance at June 30, 1999                                      8,519,800          111            (66)           45

Shares issued for services at $.001 par value in
   October 1999                                                     100            -              -             -

Reverse stock split in March 2000                            (8,518,900)           -              -
Net loss for the year                                                 -            -            (24)          (24)
                                                           -------------------------------------------------------

Balance at June 30, 2000                                          1,000          111            (90)           21
Net loss for the period                                               -            -            (21)          (21)
                                                           -------------------------------------------------------

Balance at June 30, 2001                                          1,000          111           (111)            -
Net loss for the period                                               -            -              -             -
                                                           -------------------------------------------------------

Balance at September 30, 2001                                     1,000        $ 111         $ (111)          $ -
                                                           ======================================================


       See accountants' review report and notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                                    2001            2000
                                                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $     -         $    (5)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

        Amortization                                                                     -               5
                                                                                   --------        --------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              -               -
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                    -               -

CASH FLOWS FROM FINANCING ACTIVITIES:                                                    -               -
                                                                                   --------        --------

        NET INCREASE IN CASH AND CASH EQUIVALENTS                                        -               -

CASH - BEGINNING OF PERIOD                                                               -               -
                                                                                   --------        --------

 CASH - END OF PERIOD                                                              $     -         $     -
                                                                                   ========        ========




        See accountants' review report and notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 2- STOCKHOLDERS' EQUITY

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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000




NOTE 3- LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 and 2000, the Company had no cash or capital reserves.

NOTE 4 - INCOME TAXES

There is no provision for income taxes at September 30, 2001 or 2000. The Company has a small net operating loss which expires thru 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion is based on an analysis of the financial statements for the three months ended September 30, 2001. A comparison is made for the corresponding financial period of the prior year. The company became a reporting entity in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the company on March 3, 2000. The company's audited June 30, 2001 financial statements are included in the company's Form 10-KSB, filed September 28, 2001.

PAST AND FUTURE FINANCIAL CONDITION

The company is in the development stage. It has had no significant business activity since inception. The company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.

RESULTS OF OPERATIONS

The company has no assets or liabilities as of September 30, 2001. Additionally, the company had no revenues or expenses for the three months ended September 30, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in securities and use of proceeds for the period ended September 30, 2001. The company has 1,000 issued and outstanding shares of common stock at $.001 par value, which are held by its parent company, Pinnacle Business Management, Inc.

ITEM 5. OTHER INFORMATION.

The company remains inactive. There have been no other corporate changes for the period ended September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no Forms 8-K filed, and none were required to be filed, for the period ended September 30, 2001.



                                INDEX TO EXHIBITS

EXHIBIT NO.          DESCRIPTION  OF  EXHIBITS
-------------------------------------------------------------


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

MAS ACQUISITION XIX CORP.

Date: November 13, 2001





By:  /s/ Jeffrey G. Turino
     -------------------------------------------
     Jeffrey G. Turino, Chief Executive Officer


     /s/ Michael B. Hall
     -------------------------------------------
     Michael B. Hall, President and Director