Form 10QSB
period 2001-12-31
MAS ACQUISITION XIX CORP
filed 2002-02-13
CIK 1093989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2001, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

TABLE OF CONTENTS                                                PAGE

PART  I.  FINANCIAL INFORMATION

     ITEM  1.  FINANCIAL STATEMENTS ...........................   2

     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND PLAN OF OPERATION ......   9

PART  II.  OTHER INFORMATION

     ITEM  5.  OTHER INFORMATION ..............................   9

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K ...............   9

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                           DECEMBER 31, 2001 AND 2000






                                                                         PAGE(S)

Accountants' Review Report                                                  1

Financial Statements:
  Balance Sheets (Unaudited)                                                2
  Statements of Operations (Unaudited)                                      3
  Statements of Changes in Stockholders' Equity (Unaudited)                 4
  Statements of Cash Flows (Unaudited)                                      5
  Notes to Financial Statements (Unaudited)                                6-8

Shareholders and Board of Directors
MAS Acquisition XIX Corp.
(A Development Stage Corporation)
Clearwater, Florida


We have reviewed the accompanying balance sheet of MAS Acquisition XIX Corp. (A Development Stage Corporation) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flow for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
Bagell, Josephs & Company, L.L.C.
Gibbsboro, New Jersey

February 3, 2002

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                           BALANCE SHEETS (UNAUDITED)
                           DECEMBER 31, 2001 AND 2000



                                                                            DECEMBER 31,          DECEMBER 31,
                                                                                2001                  2000
                                                                            ------------          ------------
ASSETS
   Organization costs, net of accumulated amortization                          $  --                 $  16
                                                                                =====                 =====


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 20,000,000 shares
   authorized, none issued or outstanding                                       $  --                 $  --

   Common stock, $.001 par value, 8,000,000 shares
   authorized, 1,000 shares issued and outstanding                               111                    111

   Accumulated deficit                                                          (111)                   (95)
                                                                                -----                 -----

TOTAL STOCKHOLDERS' EQUITY                                                      $  --                 $  16
                                                                                =====                 =====




      See accountants' review report and notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                            DECEMBER 31,          DECEMBER 31,
                                                                                2001                  2000
                                                                            ------------          ------------

REVENUE                                                                         $  --                 $  --
                                                                                -----                 -----

EXPENSES
   Amortization                                                                    --                     5
                                                                                -----                 -----

          TOTAL EXPENSES                                                           --                     5
                                                                                -----                 -----

NET LOSS                                                                           --                    (5)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD                                         (111)                  (90)
                                                                                -----                 -----

ACCUMULATED DEFICIT - END OF PERIOD                                             $(111)                $ (95)
                                                                                =====                 =====


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                                     1,000                 1,000
                                                                                =====                 =====

BASIC AND DILUTED LOSS PER SHARE                                                $  --                 $  --
                                                                                =====                 =====





      See accountants' review report and notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
    FOR THE PERIOD FROM JANUARY 6, 1997 (INCEPTION) THROUGH DECEMBER 31, 2001

                                                                         COMMON STOCK           ACCUMULATED
                                                                 NO. SHARES        AMOUNT         DEFICIT          TOTAL
                                                                 ----------        ------         -------          -----
Shares issued at inception for organizational costs                8,500,000        $  90          $   --           $  90
Shares issued for services at $.001 par value
  in January 1997                                                       500            1              --               1

Shares gifted at $.001 par value in March 1997                        7,750            8              --               8

Net loss for the period                                                  --           --             (18)            (18)
                                                              -----------------------------------------------------------

Balance at June 30, 1997                                          8,508,250           99             (18)             81
Net loss for the period                                                  --                          (18)            (18)
                                                              -----------------------------------------------------------

Balance at June 30, 1998                                          8,508,250           99             (36)             63

Shares issued for services at $.001 par value                                                                         --
  in September 1998                                                     750            1              --               1

Shares gifted at $.001 par value in September 1998                   10,800           11              --              11
Net loss for the period                                                  --           --             (30)            (30)
                                                              -----------------------------------------------------------

Balance at June 30, 1999                                          8,519,800          111             (66)             45

Shares issued for services at $.001 par value in
   October 1999                                                         100           --              --              --

Reverse stock split in March 2000                                (8,518,900)          --              --
Net loss for the year                                                    --           --             (24)            (24)
                                                              -----------------------------------------------------------

Balance at June 30, 2000                                              1,000          111             (90)             21
Net loss for the period                                                  --           --             (21)            (21)
                                                              -----------------------------------------------------------

Balance at June 30, 2001                                              1,000          111            (111)             --
Net loss for the period                                                  --           --              --              --
                                                              -----------------------------------------------------------

Balance at December 31, 2001                                          1,000        $ 111          $ (111)          $  --
                                                              ===========================================================




        See accountants' review report and notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000



                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                2001              2000
                                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  --            $ (5)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Amortization                                                                   --               5
                                                                               -----            -----

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     --               --
                                                                               -----            -----

CASH FLOWS FROM INVESTING ACTIVITIES:                                             --               --
                                                                               -----            -----

CASH FLOWS FROM FINANCING ACTIVITIES:                                             --               --
                                                                               -----            -----

          NET CHANGE IN CASH AND CASH EQUIVALENTS                                 --               --

CASH - BEGINNING OF PERIOD                                                        --               --
                                                                               -----            -----

CASH - END OF PERIOD                                                           $  --            $  --
                                                                               =====            =====









      See accountants' review report and notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2001 AND 2000





NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen June 30 as a year-end.

On March 3, 2000, the Company exchanged 8,250,000 shares of its stock for 1,500,000 shares of Pinnacle Business Management, Inc., a Nevada corporation. The result is that the Company was acquired by Pinnacle Business Management, Inc. After this exchange, a reverse stock split occurred leaving Pinnacle Business Management, Inc. as the sole shareholder of the Company.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



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

NOTE 2- STOCKHOLDERS' EQUITY

At inception, the Company issued 8,500,000 shares of its $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000




NOTE 3- LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 and 2000, the Company had no cash or capital reserves.

NOTE 4 - INCOME TAXES

There is no provision for income taxes at December 31, 2001 or 2000. The Company has a small net operating loss which expires thru 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion is based on an analysis of the financial statements for the six months ended December 31, 2001. A comparison is made to the corresponding financial period of the prior year. The Company became a reporting entity in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the Company on March 3, 2000. The Company's audited June 30, 2001 financial statements are included in the company's Form 10-KSB, filed September 28, 2001.

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. The Company has no assets or liabilities as of December 31, 2001.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the six months ended December 31, 2001.

LIQUIDITY

The Company has no capital with which to acquire a business opportunity. Management does not foresee, however, the Company incurring any significant expenses during the next twelve months. Management expects to incur small loans to provide the money necessary for operational expenses.

The owners of the business opportunities may, however, incur significant legal and accounting costs in connection with acquisition of a publicly registered company, including the costs of preparing Forms 8-K, 10-K or 10-KSB, agreements and related reports and documents.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b). There were no Forms 8-K filed, and none were required to be filed, for the period ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAS ACQUISITION XIX CORP.


Date: February 13, 2002





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