Form 10QSB
period 2002-03-31
MAS ACQUISITION XIX CORP
filed 2002-05-14
CIK 1093989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2002, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

TABLE OF CONTENTS


                                                                          PAGE

PART I. FINANCIAL INFORMATION.............................................. 3

     ITEM I. FINANCIAL STATEMENTS.......................................... 4

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION..........................................11

PART II. OTHER INFORMATION.................................................12

     ITEM 5. OTHER INFORMATION.............................................12

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................12

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                              FINANCIAL STATEMENTS
                            FOR THE QUARTERLY PERIOD
                                 MARCH 31, 2002

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                TABLE OF CONTENTS
                             MARCH 31, 2002 AND 2001




                                                                       Page(s)

Financial Statements:
  Balance Sheets (Unaudited)                                             5
  Statements of Operations (Unaudited)                                   6
  Statements of Cash Flows (Unaudited)                                   7
  Notes to Financial Statements (Unaudited)                           8-10

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                           BALANCE SHEETS (UNAUDITED)
                             MARCH 31, 2002 AND 2001



                                                 MARCH 31,             MARCH 31,
                                                   2002                  2001
                                                 ---------             ---------
ASSETS
   Organization costs,
   net of accumulated amortization                 $  -                  $   11
                                                 =========             =========

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value,
   20,000,000 shares authorized,
   none issued or outstanding                      $  -                  $  -

   Common stock, $.001 par value,
   8,000,000 shares authorized,
   1,000 shares issued and outstanding                111                   111

   Accumulated deficit                               (111)                 (100)
                                                 ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                         $  -                  $   11
                                                 =========             =========





                     See notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                 MARCH 31,             MARCH 31,
                                                   2002                  2001
                                                 ---------             ---------

REVENUE                                            $  -                  $  -
                                                 ---------             ---------
EXPENSES
   Amortization                                       -                      10
                                                 ---------             ---------
          TOTAL EXPENSES                              -                      10
                                                 ---------             ---------
NET LOSS                                              -                     (10)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD            (111)                  (90)
                                                 ---------             ---------
ACCUMULATED DEFICIT - END OF PERIOD                $ (111)               $ (100)
                                                 =========             =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                         1,000                 1,000
                                                 =========             =========
BASIC AND DILUTED LOSS PER SHARE                   $  -                  $  -
                                                 =========             =========


                     See notes to the financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                 MARCH 31,             MARCH 31,
                                                   2002                  2001
                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  -                  $  (10)

Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:

   Amortization                                       -                      10
                                                 ---------             ---------
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                             -                     -
                                                 ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                 -                     -
                                                 ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                 -                     -
                                                 ---------             ---------
     NET CHANGE IN CASH
     AND CASH EQUIVALENTS                             -                     -

CASH - BEGINNING OF PERIOD                            -                     -
                                                 ---------             ---------
CASH - END OF PERIOD                               $  -                  $  -
                                                 =========             =========



                       See notes to financial statements.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------
The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen June 30 as a year end.

CASH AND CASH EQUIVALENTS
-------------------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturing of three months or less to be cash equivalents.

INTANGIBLE ASSETS
-----------------
The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

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

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES
------------
Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

On March 3, 2000 the Company entered into an exchange agreement and was acquired by Pinnacle Business Management, Inc. (PCBM). Subsequent to entering into the exchange agreement, the Company declared a reverse stock split, effectively reducing the outstanding shares to 1,000.

                            MAS ACQUISITION XIX CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 3- LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2002 and 2001 the Company had no cash or capital reserves.

NOTE 4 - INCOME TAXES

There is no provision for income taxes at March 31, 2002 or 2001. The Company has a small net operating loss which expires thru 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion is based on an analysis of the financial statements for the nine months ended March 31, 2002. A comparison is made to the corresponding financial period of the prior year. The Company became a reporting entity in August 1999, and had limited operation in 1999. Pinnacle Business Management, Inc., acquired the Company on March 3, 2000. The Company's audited June 30, 2001 financial statements are included in the company's Form 10-KSB, filed September 28, 2001.

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. The Company has no assets or liabilities as of March 31, 2002.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the nine months ended March 31, 2002.

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

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b). There were no Forms 8-K filed, and none were required to be filed, for the period ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAS ACQUISITION XIX CORP.

Date: May 13, 2002





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