Form 10QSB
period 2003-03-31
MAS ACQUISITION XIX CORP
filed 2004-11-01
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2003, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
FINANCIAL STATEMENTS
NINE MONTHS ENDED
MARCH 31, 2003 AND 2002


MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
TABLE OF CONTENTS
MARCH 31, 2003 AND 2002

Page(s)
Financial Statements:
Balance Sheets (unaudited)	1
Statement of Operations (unaudited)	2
Statement of Cash Flows (unaudited)	3
Notes to Financial Statements (unaudited)	4-6


MAS Acquisition XIX Corp.
(A Development Stage Corporation)
Balance Sheets (Unaudited)
March 31, 2003 and 2002

	March 31, 2003	March 31, 2002
ASSETS
  Organization costs, net of accumulated amortization
	$ - ========	$ - ========

Stockholders’ Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	$ -	-

Common stock, $.001 par value, 8,000,000 shares authorized, 1,000 shares issued and outstanding	111	111

 Accumulated deficit

        (111)

         (111)

TOTAL STOCKHOLDERS’ EQUITY

 $              -
 ========

 $              -
 ========

See notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Operations (Unaudited)

For Nine Months Ended March 31, 2003 and 2002

 March 31,
          2003

 March 31,
          2002

 REVENUE

 $              -

 $              -

EXPENSES

     Amortization

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
 ========

See notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Cash Flows (Unaudited)

For Nine Months Ended March 31, 2003 and 2002

 March 31,
          2003

 March 31,
          2002

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

MARCH 31, 2003 AND 2002

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

MARCH 31, 2003 AND 2002

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


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2003 AND 2002

NOTE 3- Liquidity and Capital Resources

As of March 31, 2003 and 2002, the Company had no cash or capital reserves.

NOTE 4 - Income Taxes

There is no provision for income taxes at March 31, 2003 or 2002.  The Company has a small net operating loss which expires thru 2016.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS

Management's discussion is based on an analysis of the financial statements for the nine months ended March 31, 2003.  A comparison is made to the corresponding financial period of the prior year.  The Company became a reporting entity in August
1999, and had limited operation in 1999.  Pinnacle Business Management, Inc., acquired the Company on March 3, 2000.
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

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.  The Company has no assets or liabilities as of March 31, 2003.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the three months ended March 31, 2003.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2003, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS.

 EXHIBIT NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration

 3.2

 Bylaws

 Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

 31

 Rule 15d-14(a)
 Certification

 Attached

 32

 Rule 1350
 Certification

 Attached

REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended March 31, 2003.

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