Form 10KSB
period 2003-06-30
MAS ACQUISITION XIX CORP
filed 2004-11-01
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAS ACQUISITION XIX CORP.
(Name of small business issuer in its charter)

INDIANA	000-27171	35-2082971
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2963 GULF TO BAY BLVD., SUITE 265
CLEARWATER, FLORIDA 33759
(Address of principal executive offices and zip code)

(727) 669-7781
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  1000 common stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year.

There have been no revenues in the most recent fiscal year.

State the aggregate market value of the voting and non-voting common equity are not held by non-affiliates.

There were 1,000 shares of common stock outstanding shares, $.001 par value, as of the end of the company’s fiscal year, June 30, 2003.

Transitional Small Business Disclosure Forma:  Yes_____; No _X__


TABLE OF CONTENTS

                                                                                                                                                                                Page(s)

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                                                                                          3

ITEM 2.  DESCRIPTION OF PROPERTY                                                                                                         5

ITEM 3.  LEGAL PROCEEDINGS                                                                                                                      5

ITEM 4.  SUBMISSION OF MATTERS TO  THE VOTE OF SECURITY HOLDERS                                5

PART II

ITEM 5.  MARKET FOR COMMON EQUITY                                                                                                5

ITEM 6.  MANAGEMENT DISCUSSIONS                                                                                                     5

ITEM 7.  FINANCIAL STATEMENTS                                                                                                            7

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS                                                                                                                7

ITEM 10. EXECUTIVE COMPENSATION                                                                                                      7

ITEM 11. SECURITY OWNERSHIP OF CERTAIN

                   BENEFICIAL OWNERS AND MANAGEMENT                                                                         7

ITEM 12. CERTAIN RELATIONSHIPS AND

                   RELATED TRANSACTIONS                                                                                                         8

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K                                                                   8

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

MAS Acquisition XIX Corp. was incorporated on January 6, 1997 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  The company commenced implementation of the company’s business in the fiscal year ending June 30, 2000.

Since its inception, the company has not sought reorganization under bankruptcy laws nor has it been in receivership or similar proceedings.  The company is in a developmental stage since inception and has no operations.  The company is a “shell” company, whose purpose is to locate and consummate a merger or acquisition with a private entity.

On March 30, 2000, the company entered into Shell Acquisition and Stock Purchase Agreement with MAS Capital Inc., the seller and a shareholder of the company with 8,250,000 of the issued and outstanding common stock and MRG Legal Services Corporation, an acquiring shareholder.

In the agreement, the seller warranted that all outstanding shares of minority shareholders be delivered to the acquiring shareholder upon the transfer of aggregate $1,000 in immediately available funds for delivery to the remaining shareholders of the company upon completion of the reverse stock split.  As a result, all the outstanding shares were retired.  MRC Legal Services Corporation then delivered to Pinnacle Business Management, Inc., 100% of the company’s outstanding shares.  Pinnacle changed its name in 2004 to Serac, Inc., and is now defunct.

Business of Issuer:

The company’s business purpose is to locate and consummate a merger or acquisition with a private entity.  The primary attraction of the company as a merger partner or acquisition vehicle is its status as a reporting public company.  The company offers no products or other services to the public.

The company is an active but insignificant participant in the business of seeking mergers and joint venture with and acquisitions of small private and public entities.

The company has not conducted a market research, nor had results of a similar market research available, that would indicate that marked demand exists for the transactions contemplated by the company.  The company does not have, and does not plan to establish, a marketing organization.  Even in the even a demand is identified for a merger or acquisition contemplated by the company, there is no assurance the company will be successful in completing any such business combination.

The company also lacks ability to diversify.  The company’s proposed operations will in all likelihood result in the company engaging in a business combination with a business opportunity.  Consequently, the company’s activities may be limited to those engaged in by the business opportunity which the company merges with or acquires.  The company’s inability to diversify its activities into a number of areas may subject the company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the company’s operations.

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

Government Regulation:

The company filed for 10SB12G for registration of securities of small business issuers on October 28, 1999, and has timely filed reports relating to subsequent changes in beneficial stock ownership and current status.

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

Research and development:

Research and development activities, management control, and day to day operations are conducted by Michael Bruce Hall, President of the company.  He is responsible for market research, development activities, negotiations with potential merger or acquisition candidates and day to day operations.

The company has no written employment agreement with Michael Bruce Hall and has no key man life insurance.  The loss of the services of Michael Bruce Hall would adversely affect the development of the company’s business and its likelihood of continuing operations.

To date, business expenses are nominal and are paid by Michael Bruce Hall.  The company has no employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

For the period ended June 30, 2003, there was no submission of matters to a vote of Security Holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for the company’s common stock.  The company plans to apply, but at this point has not applied, to have its common stock traded on the over-the-counter market and listed on the OTC Bulletin Board.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

As of July 31, 1999, the number of holders of the company’s common stock was 150.  Subsequent to the reverse stock split on March 3, 2000, the company has one shareholder, Pinnacle Business Management, Inc., with 1000 shares outstanding.  Pinnacle changed its name in 2004 to Serac, Inc., and is now defunct.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION:

The company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.  The company has no particular acquisition in mind and has not entered into any negotiations regarding such acquisition.

With the exception of the March 2000 acquisition, none of the company’s officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions on behalf of the company with any representative of any other company regarding the possibility of an acquisition or merger between the company and such other company during the past two years.

The company has no full time or part time employees.  Michael Bruce Hall, director and President of the company, has agreed to allocate a portion of his time to the activities of the company, without compensation.  The company anticipates that the business plan of the company can be implemented through the efforts of Michael Bruce Hall, who plans to devote up to 10 hours per months to the business affairs of the company.

The company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

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

The company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  The management believes that due to general economic conditions, rapid technological advances and shortages of available capital, there are numerous firms seeking the benefits of a publicly registered corporation.  Such benefits may include facilitating additional equity financing, providing liquidity for incentive stock options to hey employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

The company has, and will continue to have, no capital with which to acquire a business opportunity.  However, management believes the company will be able to offer the owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a publicly registered company, including the costs of preparing Form 8-K’s or 10-KSB’s, agreements and related reports and documents.  The Securities Exchange Act of 1934 (the “34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included with filings required under the 34 Act.  As a result, management may not enter into negotiations with a business opportunity that may be unable to provide audited financial statement for the past two fiscal years.

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

The company intends to utilize written reports and investigation to evaluate the above factors.  The company will not acquire or merge with any company for which audited financial statements cannon be obtained with a reasonable period of time after closing of the proposed transaction.

ACQUISITION OF OPPORTUNITIES:

In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  It may also acquire stock or assets of an existing business.  Upon the consummation of a transaction, the present management and shareholders of the company may no longer be in control of the company.  As part of the terms of the acquisition transaction, the company’s Directors may resign and be replaced by new directors without a vote of the company’s shareholders or may sell their stock in the company.  Any terms and conditions of sale of the shares presently held by officers and/or directors of the company will also be afforded to all other shareholders of the company.  Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

FORWARD-LOOKING STATEMENTS:

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

PAST AND FUTURE FINANCIAL CONDITION:

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.  The Company has no assets or liabilities as of June 30, 2002.

RESULTS OF OPERATIONS:

The Company had no revenues or expenses for the year ended June 30, 2003.

LIQUIDITY:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

CONTROLS AND PROCEDURES:

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 7.  FINANCIAL STATEMENTS.

MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2003 AND 2002


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

TABLE OF CONTENTS

JUNE 30, 2003 AND 2002

Page(s)

Report of Independent Registered Public Accounting
Firm
   1

Financial Statements:

Balance Sheets as of June 30, 2003 and
2002
           2

Statements of Operations for the years ended June 30, 2003 and 2002,

with cumulative totals since
inception                                                                                                           3

Statements of Changes in Stockholders’ Equity for the

period January 6, 1997 through June 30,
2003
          4

Statements of Cash Flows for the years ended June 30, 2003 and

2002, with cumulative totals since
inception                                                                                               5

Notes to Financial
Statements                                                                                                                   6-7


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MAS ACQUISITION XIX CORP.

(A Development Stage Corporation)

We have audited the accompanying balances sheets of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2003 and 2002 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Accounting Oversight Board (United States of
America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The
Company has been in the development stage since inception.  Realization of the Company’s assets is dependent upon the
Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of
America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Bagell, Josephs & Company, L.L.C.

Gibbsboro, New Jersey

October 11, 2004


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Balance Sheet

Years Ended June 30, 2003 and 2002

     2003

     2002

 ASSET

 Other Asset

 $                -

 $               -

 TOTAL ASSET

 $                -
 ========

 $               -
 ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Stockholders' Equity

    Preferred stock, $.001 par value, 20,000,000 shares
    authorized, none issued or outstanding

 $                -

 $                -

    Common stock, $.001 par value, 8,000,000 shares
    authorized, 1,000 shares issued and outstanding

 111

 111

    Deficit accumulated in the development stage

           (111)

            (111)

TOTAL STOCKHOLDERS' EQUITY

 $                -

 $                -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

 $                -
 =========

 $                -
 =========

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statement of Operations

Years Ended June 30, 2003 and 2002

(With Cumulative Totals Since Inception)

 Year Ended
 June 30, 2003

 Year Ended
 June 30, 2002

 Cumulative
 Totals Since
   Inception

 REVENUE

 $              -

 $             -

 $              -

 EXPENSES

    Amortization

                -

                -

         (111)

            Total expenses

                -

                -

                -

 NET LOSS

 $              -
 ========

 $              -
 ========

 $         (111)
 ========

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

 1,000
 ========

 1,000
 =======

 1,000
 =======

 BASIC AND DILUTED LOSS PER SHARE

 $             -
 =======

 $             -
 =======

 $             -
 =======

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity

For the Periods January 6, 1997 (Inception) through June 30, 2003

 Deficit

 Accumulated

 Preferred Stock

 Common Stock

 in the

 Shares

 Amount

 Shares

 Amount

 development stage

      Total

 Balance-January 6, 1997 (Inception)

               -

 $          -

 -

 $           -

 $                -

 $            -

 Common stock issued at inception for organization costs

             -

              -

     8,500,000

               90

-

             90

 Shares issued for services at $.001 par value in January 1997

               -

              -

               500

                 1

               1

 Shares gifted at $.001 par value in March 1997

               -

              -

            7,750

                 8

               8

 Net loss for the period Jan. 6, 1997 through June 30, 1997

            -

            -

            -

            -

            (18)

           (18)

 Balance, June 30, 1997

               -

              -

     8,508,250

               99

(18)

             81

 Net loss for the year ended June 30, 1998

            -

            -

            -

            -

           (18)

          (18)

 Balance, June 30, 1998

                -

              -

     8,508,250

               99

(36)

             63

 Shares issued for services at $.001 par value in Sept. 1998

               -

              -

               750

                 1

-

               1

 Shares gifted at $.001 par value in September 1998

              -

          10,800

 11

-

             11

 Net loss for the year ended June 30, 1999

            -

            -

            -

            -

           (30)

            (30)

 Balance, June 30, 1999

               -

              -

     8,519,800

             111

(66)

             45

 Shares issued for services at $.001 par value in Oct. 1999

               -

              -

               100

                -

-

             -

 Reverse stock split in March 2000

               -

              -

    (8,518,900)

                -

-

             -

 Net loss for the year ended June 30, 2000

           -

            -

            -

            -

           (24)

          (24)

 Balance, June 30, 2000

               -

              -

            1,000

             111

(90)

             21

 Net loss for the year ended June 30, 2001

               -

              -

                  -

                -

(21)

           (21)

 Balance, June 30, 2001

               -

              -

            1,000

             111

(111)

             -

 No activity

           -

            -

            -

            -

            -

            -

 Balance, June 30, 2002

                 -

                -

            1,000

             111

(111)

               -

 No activity

           -

                 -

-

                  -

-

               -

 Balance, June 30, 2003

 -
 =====

 $            -
 =======

 1,000
 ========

 $        111
 =======

 $          (111)
 =========

 $            -
 =======

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Cash Flows

Years Ended June 30, 2003 and 2002

(With Cumulative Totals Since Inception)

 Cumulative

 Year ended

   Year ended

 Totals Since

 June 30, 2003

 June 30, 2002

 Inception

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss

 $             -

 $             -

 $         (111)

 Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:

    Amortization

               -

               -

             111

       Net cash provided by (used in) operating activities

               -

               -

               -

 CASH FLOWS FROM INVESTING ACTIVITIES:

               -

               -

               -

 CASH FLOWS FROM FINANCING ACTIVITIES:

               -

               -

               -

         Net change in cash and cash equivalents

               -

               -

               -

 CASH - BEGINNING OF PERIOD

               -

               -

               -

CASH - END OF PERIOD

 $            -
 =======

 $            -
 =======

 $            -
 =======

The accompanying notes are an integral part of these financial statements


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE 1 – ORGANIZATION

The Company was incorporated on January 6, 1997, in the State of Indiana.  The Company is in the development stage and its intent is to locate suitable business ventures to acquire.  The Company has had no significant business activity to date and has chosen June 30, as the year end.

On March 3, 2000, the Company exchanged 8,250,000 shares of its stock for 1,500,000 shares of Pinnacle Business Management,
Inc., a Nevada corporation.  The exchange resulted in the company being acquired by Pinnacle Business Management, Inc.
After this exchange a reverse stock split occurred leaving Pinnacle Business Management, Inc. as the sole shareholder of the
Company.  Pinnacle in 2004 changed its name to Serac and its trading activities were suspended and the company is now defunct.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

MAS Acquisition XIX Corp. is a development stage company. The Company devotes substantially all of its efforts to locate suitable business ventures to acquire.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturing of three months or less to be cash equivalents.

Intangible Assets

The cost of intangible assets were amortized using the straight-line method over the estimated useful economic life (five years for organization costs).  They were stated at cost less accumulated amortization.  The Company reviewed the long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable.  An impairment loss would have been recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition was less than its carrying amount.  No such impairment losses have been identified in the periods presented.

Net Loss per Share

Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

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

NOTE 2 - Liquidity and Capital Resources

As of June 30, 2003 and June 30, 2002, the Company had no cash or capital reserves.

NOTE 3 - Income Taxes

There is no provision for income taxes at June 30, 2003 or 2002.  The Company has a small net operating loss, which expires through the year 2016.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 10(A) OF
THE EXCHANGE ACT.

There are no shareholders other than Serac, Inc.  The outstanding stock owned by Serac, Inc. does not trade on the open market and the shareholder may sell the stock to another business opportunity candidate.

ITEM 10.  EXECUTIVE COMPENSATION.

The company does not provide any plan or non-plan compensation awarded to, earned by, or paid to the executive officers and directors of the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Serac, Inc. is the beneficial owners of 1,000 shares, or 100% of the company’s outstanding stock.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                            MAS Acquisition XIX Corp.

Dated:  October 28,
2004                     By:
/s/ Michael Bruce Hall

                                                                       Michael Bruce Hall, Chief Executive Officer,

           Chief Financial Officer, and Director