Form 10KSB
period 2004-06-30
MAS ACQUISITION XIX CORP
filed 2004-11-01
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

There were 1,000 shares of common stock outstanding shares, $.001 par value, as of the end of the company’s fiscal year, June 30, 2002.

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


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

For the period ended June 30, 2002, there was no submission of matters to a vote of Security Holders.

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

RESULTS OF OPERATIONS:

The Company had no revenues or expenses for the year ended June 30, 2002.

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

CONTROLS AND PROCEDURES:

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2002, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 7.  FINANCIAL STATEMENTS.

MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002 AND 2001


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

TABLE OF CONTENTS

JUNE 30, 2002 AND 2001

                                                                                                                                                        Page(s)

Report of Independent Registered Public Accounting
Firm

                   1

Financial Statements:

Balance Sheets as of June 30, 2002 and 2001
2

Statements of Operations for the years ended June 30, 2002 and 2001,

with cumulative totals since inception

                     3

Statements of Changes in Stockholders’ Equity for the

period January 6, 1997 through June 30, 2002

            4

Statements of Cash Flows for the years ended June 30, 2002 and

2001, with cumulative totals since inception

                     5

Notes to Financial Statements

  6-7


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MAS ACQUISITION XIX CORP.

(A Development Stage Corporation)

We have audited the accompanying balances sheets of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2002 and 2001 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of
America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Bagell, Josephs & Company, L.L.C.

Gibbsboro, New Jersey

October 11, 2004


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Balance Sheet

June 30, 2002 and 2001

 2002

 2001

 Assets

  Intangible Assets-net

 $              -

 $          21

 Liabilities and Stockholders’ Equity

   Stockholders’ Equity

     Preferred stock, $.001 par value, 20,000,000 shares authorized,

      none issued or outstanding at June 30, 2001 and 2000.

 -

 -

 Common stock, $.001 par value, 8,000,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2001 and 2000

 111

 111

 Accumulated deficit

        (111)

          (90)

 Total stockholders’ equity

               -

             21

 $             -
 =======

 $         21
 =======

See accompanying notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statement of Operations and Accumulated Deficit

Years Ended June 30, 2002 and 2001

 Year Ended
 June 30, 2001

 Year-ended
 June 30, 2000

 Revenue

 $                 -

 $               -

 Expenses

    Amortization

                21

               24

 Total expenses

                21

               24

 Net loss

 (21)

 (24)

 Accumulated deficit, beginning of year

             (90)

            (66)

 Accumulated deficit, end of year

 $         (111)
 ========

 $           (90)

 Weighted average number of common shares outstanding

 1,000
 ========

 8,519,900
 ========

 Basic and diluted loss per share

 $               -
 ========

 $              -
 ========

See accompanying notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2002 and 2001

 Common
 Shares

 Stock
 Amount

 Accumulated
 deficit during
 development
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

 Net loss for year

                 -

               -

             (21)

            (21)

 Balance at June 30, 2001

 1,000
 =======

 $        111
 =======

 $        (111)
 ========

 $               -
 ========

See accompanying notes to the financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Cash Flows

Years Ended June 30, 2003 and 2002

 Year-ended
 June 30, 2002

 Year-ended
 June 30, 2001

 Cash flows from operating activities:

   Net loss

 $           (21)

 $               (24)

   Adjustments to reconcile net loss to net

     cash provided by operating activities:

     Amortization

                21

24

     Total adjustments

-

24

     Net cash provided by operating activities

 -

-

 Cash flows from investing activities

 -

                     -

 Cash flows from financing activities

                   -

               -

 Net change in cash and cash equivalents

 -

                     -

 Cash and cash equivalents

   Beginning of the year

 -

                     -

   End of the year

 $                  -
 =========

 $
-
 ==========

See accompanying notes to financial statements


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION

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

JUNE 30, 2002 AND 2001

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

NOTE 2 - Liquidity and Capital Resources

As of June 30, 2002 and June 30, 2001, the Company had no cash or capital reserves.

NOTE 3 - Income Taxes

There is no provision for income taxes at June 30, 2002 or 2001.  The Company has a small net operating loss, which expires through the year 2016.


bbrbbrbbrbbrbbrbbrbr

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