Form 10KSB
period 2004-06-30
MAS ACQUISITION XIX CORP
filed 2004-11-01
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

There were 1,000 shares of common stock outstanding shares, $.001 par value, as of the end of the company’s fiscal year, June 30, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

For the period ended June 30, 2004, there was no submission of matters to a vote of Security Holders.

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

PAST AND FUTURE FINANCIAL CONDITION:

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.  The Company has no assets or liabilities as of June 30, 2004.

RESULTS OF OPERATIONS:

The Company had no revenues or expenses for the three months ended June 30, 2004.

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

CONTROLS AND PROCEDURES:

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 7.  FINANCIAL STATEMENTS.

MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

TABLE OF CONTENTS

JUNE 30, 2004 AND 2003

Page(s)

Report of Independent Registered Public Accounting
Firm

   1

Financial Statements:

Balance Sheets as of June 30, 2004 and
2003
            2

Statements of Operations for the years ended June 30, 2004 and 2003,

with cumulative totals since
inception
3

Statements of Changes in Stockholders’ Equity for the

period January 6, 1997 through June 30,
2004
             4

Statements of Cash Flows for the years ended June 30, 2004 and

2003, with cumulative totals since
inception
5

Notes to Financial
Statements                                                                                                                       6-7


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MAS ACQUISITION XIX CORP.

(A Development Stage Corporation)

We have audited the accompanying balances sheets of MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
MAS Acquisition XIX Corp. (a development stage Company) as of June 30, 2004 and 2003, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of
America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Bagell, Josephs & Company, L.L.C.

Gibbsboro, New Jersey

October 11, 2004


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Balance Sheet

Years Ended June 30, 2004 and 2003

     2004

     2003

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
 =========

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statement of Operations

Years Ended June 30, 2004 and 2003

(With Cumulative Totals Since Inception)

 Year Ended
 June 30, 2004

 Year Ended
 June 30, 2003

 Cumulative
 Totals Since
   Inception

 REVENUE

 $            -

 $             -

 $              -

 EXPENSES

    Amortization

                -

                -

         (111)

            Total expenses

                -

                -

                -

 NET LOSS

 $             -
 =======

 $              -
 ========

 $         (111)
 ========

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

 1,000
 =======

 1,000
 =======

 1,000
 =======

 BASIC AND DILUTED LOSS PER SHARE

 $             -
 =======

 $             -
 =======

 $             -
 =======

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity

For the Periods January 6, 1997 (Inception) through June 30, 2004

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

             111

(90)

             21

 Net loss for the year ended June 30, 2001

               -

              -

                  -

                -

(21)

           (21)

 Balance, June 30, 2001

               -

              -

            1,000

             111

(111)

             -

 No activity

           -

            -

            -

            -

            -

            -

 Balance, June 30, 2002

                 -

                -

            1,000

             111

(111)

               -

 No activity

           -

                -

-

                  -

-

               -

 Balance, June 30, 2003

           -

               -

           1,000

          `  111

           (111)

             -

 No activity

           -

                -

-

                  -

                  -

               -

 Balance, June 30, 2004

 -
 =====

 $          -
 ======

 1,000
 ========

 $          111
 ========

 $        (111)
 ========

 $             -
 =======

The accompanying notes are an integral part of these financial statements


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Cash Flows

Years Ended June 30, 2004 and 2003

(With Cumulative Totals Since Inception)

 Cumulative

 Year ended

   Year ended

 Totals Since

 June 30, 2004

 June 30, 2003

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

JUNE 30, 2004 AND 2003

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

JUNE 30, 2004 AND 2003

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

NOTE 2 - Liquidity and Capital Resources

As of June 30, 2004 and June 30, 2003, the Company had no cash or capital reserves.

NOTE 3 - Income Taxes

There is no provision for income taxes at June 30, 2004 or 2003.  The Company has a small net operating loss, which expires through the year 2016.

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