Form 10QSB
period 2004-09-30
MAS ACQUISITION XIX CORP
filed 2004-11-01
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2004, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
FINANCIAL STATEMENTS
THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003


MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
TABLE OF CONTENTS
SEPTEMBER 30, 2004 AND 2003

Page(s)
Financial Statements:
Balance Sheets (unaudited)	1
Statement of Operations (unaudited)	2
Statement of Cash Flows (unaudited)	3
Notes to Financial Statements (unaudited)	4-6


MAS Acquisition XIX Corp.
(A Development Stage Company)
Balance Sheets
September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
ASSETS
  Organization costs, net of accumulated amortization
	$ - ========	$ - ========

Stockholders’ Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $.001 par value, 8,000,000 shares authorized, 1,000 shares issued and outstanding	111	111

 Accumulated deficit

        (111)

         (111)

TOTAL STOCKHOLDERS’ EQUITY

 $              -
 ========

 $              -
 ========

See notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Operations (Unaudited)

For Three Months Ended September 30, 2004 and 2003

 September 30,
         2004

 September 30,
       2003

 Cumulative
 Totals Since
 Inception

 REVENUE

 $              -

 $              -

 $              -

EXPENSES

 -

 -

       Total Expenses

                -

                -

         (111)

NET LOSS

                -

                -

         (111)

ACCUMULATED DEFICIT – BEGINNING OF PERIOD

           111

            111

                -

ACCUMULATED DEFICIT – END OF PERIOD

 $      (111)
 =======

 $       (111)
 =======

 $      (111)
 =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

 1,000
 =======

 1,000
 =======

BASIC AND DILUTED LOSS PER SHARE

 $             -
 =======

 $             -
 ========

See notes to the financial statements.


MAS Acquisition XIX Corp.

(A Development Stage Corporation)

Statements of Cash Flows (Unaudited)

For Three Months Ended September 30, 2004 and 2003

 September 30,
          2004

 September 30,
          2003

 Cumulative
 Totals Since
 Inception

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss

 $             -

 $             -

 $       (111)

       Adjustments to reconcile net loss to cash provided
      by (used in) operating activities:

    Amortization

               -

                -

           111

    Net cash provided by (used in) operating activities

              -

               -

                0

CASH FLOWS FROM INVESTING ACTIVITIES:

 -

 -

 0

CASH FLOWS FROM FINANCING ACTIVITIES:

              -

                -

               0

    Net increase in cash and cash equivalents

 -

 -

 0

CASH – BEGINNING OF PERIOD

              -

              -

               0

CASH – END OF PERIOD

 $             -
 =======

 $             -
 =======

 $             -
 ========

See notes to the financial statements.


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

SEPTEMBER 30, 2004 AND 2003

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


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003

NOTE 3- Liquidity and Capital Resources

As of September 30, 2004 and 2003, the Company had no cash or capital reserves.

NOTE 4 - Income Taxes

There is no provision for income taxes at September 30, 2004 or 2003.  The Company has a small net operating loss which expires thru 2016.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS

Management's discussion is based on an analysis of the financial statements for the three months ended September 30, 2004.
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

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.  The Company has no assets or liabilities as of September 30, 2004.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the three months ended September 30, 2004.

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

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS.

 EXHIBIT NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration

 3.2

 Bylaws

 Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

 31

 Rule 15d-14(a)
 Certification

 Attached

 32

 Rule 1350
 Certification

 Attached

REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended September 30, 2004.

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