Form 10QSB
period 2004-12-31
MAS ACQUISITION XIX CORP
filed 2005-02-16
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2004, the Registrant has 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED

DECEMBER 31, 2004 AND 2003


MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
TABLE OF CONTENTS
DECEMBER 31, 2004 AND 2003

Page(s)
Financial Statements:
Balance Sheets (Unaudited)	1
Statement of Operations (Unaudited) – with Cumulative Totals	2
Statement of Cash Flows (Unaudited) – with Cumulative Totals	3
Notes to Financial Statements (Unaudited)	4-6

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2004 AND 2003

	December 31,	December 31,
	2004	2003

ASSETS
Organization costs, net of accumulated amortization	$ - =========	$ - ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 15,000	$ -

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-

Common stock, $.001 par value, 8,000,000 shares
authorized, 1,000 shares issued and outstanding	111	111

Accumulated deficit	(15,111)	(111)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ -=========	$ - ==========

See notes to the financial statements.


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR SIX AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS)

 SIX MONTHS ENDED

 THREE MONTHS ENDED

 Cumulative

 DECEMBER 31,

 DECEMBER 31,

 Totals Since

 2004

 2003

 2004

 2003

 Inception

 OPERATING REVENUES

   $
        -

$                -

   $
-

$
-

$
-

 OPERATING EXPENSES

    Accounting fees

              15,000

-

          15,000

-

                   15,000

    Amortization

-

-

-

-

111

      Total operating expenses

         15,000

-

        15,000

-

15,111

 NET LOSS BEFORE PROVISION FOR INCOME TAXES

                 (15,000)

-

                 (15,000)

-

                   15,111

    Provision for income taxes

-

-

-

    -

-

 NET LOSS APPLICABLE TO COMMON SHARES

   $    (15,000)
 ========

$             -
 =======

   $     (15,000)
 =========

$
-
 =============

   $                15,111
 =============

 NET LOSS PER BASIC AND DILUTED SHARES

 ($15.00)
 ========

   $
-
 ========

 ($15.00)
 ========

$
-
 ============

 ($15.11)
 ============

 WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING

  1,000
 ========

        1,000
 ========

1,000
 ========

1,000
 ============

1,000
 ===========

See notes to the financial statements.


MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR SIX AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

   Cumulative

   December 31,

   December 31,

   Totals Since

 2004

 2003

 Inception

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss

   $      (15,000)

   $                 -

   $      (15,111)

 Adjustments to reconcile net loss to net cash provided

 by (used in) operating activities:

    Amortization

-

-

                111

Change in assets and liabilities:

    Accounts payable

           15,000

                    -

           15,000

       Net cash provided by (used in) operating activities

                    -

                    -

                    -

 CASH - BEGINNING OF PERIOD

                    -

                    -

                    -

 CASH - END OF PERIOD

   $                 -
 =========

   $                 -
 =========

   $                 -
 =========

See notes to the financial statements.


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2004 AND 2003

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

Net Loss per Share

Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. There are no common stock equivalents outstanding.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7,
“Accounting and Reporting by Development Stage Enterprises.”  The Company is deciding what business venture to pursue.


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

DECEMBER 31, 2004 AND 2003

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


MAS ACQUISITION XIX CORP.

(A DEVELOPMENT STAGE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 3- Liquidity and Capital Resources

As of December 31, 2004 and 2003, the Company had no cash or capital reserves.

NOTE 4 - Income Taxes

There is no provision for income taxes at December 31, 2004 or 2003.  The Company has a small net operating loss which expires thru 2025. The Company has a valuation equal to the deferred tax benefit.

                                                                                    2004

 2003

Deferred Tax Asset
$     2,267
-

Valuation

       (2,267)

               -

 Deferred Asset

$             - 0-
 $        - 0 -


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS

Management's discussion is based on an analysis of the financial statements for the three months ended December 31, 2004.
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

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation.  The Company has no assets or liabilities as of December 31, 2004.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the six months ended December 31, 2004.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended December 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                EXHIBITS.

 EXHIBIT NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration

 3.2

 Bylaws

 Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

 31

 Rule 15d-14(a)
 Certification

 Attached

 32

 Rule 1350
 Certification

 Attached

REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAS ACQUISITION XIX CORP.

Date:  February 14, 2005                By: /s/
Michael Bruce Hall

                                                                       Michael Bruce Hall, Chief Executive Officer, Chief Financial
Officer,

                                                                      and Director