Form 10QSB
period 2005-03-31
MAS ACQUISITION XIX CORP
filed 2005-05-16
CIK 1093989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27171

Mas Acquisition XIX Corp.
(Exact name of small Business Issuer as specified in its charter)

Indiana	35-2082971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2963 Gulf to Bay Boulevard Suite 265 Clearwater, Florida 33759
(Address of principal executive offices)

(727) 669-7781
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 common shares as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the nine and three month periods ended March 31, 2005 and 2004 (with cumulative totals since inception);
(c)	Statements of Cash Flow for the nine and three month periods ended March 31, 2005 and 2004 (with cumulative totals since inception); and
(d)	Notes to Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEET
MARCH 31, 2005

March 31,
2005

ASSETS
Organization costs, net of accumulated amortization	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,000

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-

Common stock, $.001 par value, 8,000,000 shares
authorized, 1,000 shares issued and outstanding	111

Accumulated deficit	(15,111)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompany notes are an integral part of these financial statements.

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals Since
	MARCH 31,		MARCH 31,		Inception
	2005	2004	2005	2004	January 6, 1997

OPERATING REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Accounting fees	15,000	-	-	-	15,000
Amortization	-	-	-	-	111

Total operating expenses	15,000	-	-	-	15,111

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,000)	-	-	-	15,111
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(15,000)	$-	$-	$-	$15,111

NET LOSS PER BASIC AND DILUTED SHARES	($15.00)	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,000	1,000	1,000	1,000

The accompany notes are an integral part of these financial statements.

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					Cumulative
					Totals Since
					Inception
	2005		2004		January 6, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-		$-		$(15,111)

Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Amortization	-		-		111

Change in assets and liabilities:
Accounts payable	-		-		15,000

Net cash provided by (used in) operating activities	-	#	-	#	-

CASH - BEGINNING OF PERIOD	-		-		-

CASH - END OF PERIOD	$-		$-		$-

The accompany notes are an integral part of these financial statements.

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For the purposes of the statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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
MARCH 31, 2005 AND 2004

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2005 AND 2004

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

NOTE 3- LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 and 2004, the Company had no cash or capital reserves.

MAS ACQUISITION XIX CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 4 - INCOME TAXES

There is no provision for income taxes at March 31, 2005 or 2004. The Company has a small net operating loss which expires thru 2025. The Company has a valuation equal to the deferred tax benefit.

	2005	2004

Deferred Tax Asset	$2,267	$-
Valuation	(2,267)	-
Deferred Asset	$-	$-

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on March 3, 2000. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Mr. Michael Bruce Hall. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

There are no assets as of March 31, 2005.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2005 were $15,000. On March 31, 2005 our liabilities consisted of accounting fees in the amount of $15,000.

As of March 31, 2005, there was a Stockholders’ deficit of $15,111.

Results of Operations

We have had no material business operations since March 3, 200. As a result, we did not earn any revenue during the three or nine month period ended March 31, 2004. We did not earn any revenue during the three or nine month period ended March 31, 2005.

We incurred operating expenses in the amount of $0 for the three months ended March 31, 2005, compared to operating expenses of $0 for the three months ended March 31, 2004. We incurred operating expenses in the amount of $15,000 for the nine months ended March 31, 2005, compared to operating expenses of $0 for the nine months ended March 31, 2004. Our operating expenses for the three months ended March 31, 2005 were entirely accounting fees.

We have incurred a net loss of $0 for the three month period ended March 31, 2005, compared to $0 for the three month period ended March 31, 2004. We have incurred a net loss of $15,000 for the nine month period ended March 31, 2005, compared to $0 for the nine month period ended March 31, 2004. Our losses for the three and nine month period ended March 31, 2005 and in the same three month period in the prior year are entirely attributable to accounting expenses.

Liquidity and Capital Resources

As of March 31, 2005 and 2004, we had no cash or capital reserves. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We anticipate that we will require additional financing to enable us to complete an acquisition. We plan to raise additional capital through an equity offering under Regulation S in which the proposed offering and sale would be made outside the United States in an offshore transaction with no directed selling efforts made in the United States. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2005, we incurred cumulative losses of approximately $15,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bruce Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mas Acquisition XIX Corp.

Date:	May 12, 2005

By: /S/ Michael Bruce Hall Michael Bruce Hall Title: Chief Executive Officer, Chief Financial Officer, and Director